Form 10-Q
period 2021-03-31
Design Therapeutics, Inc.
filed 2021-05-10
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-40288

Design Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3929248
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6005 Hidden Valley Road, Suite 110 Carlsbad, California	92011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 293-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	DSGN	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of April 30, 2021, was 55,617,322.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans to research, develop and commercialize our product candidates;
•	the initiation, progress, success, cost and timing of our preclinical studies, clinical trials and product development activities;
•	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;
•	our ability and timing to advance our product candidates into, and to successfully initiate, conduct, enroll and complete, clinical trials;
•	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;
•

the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

•	our ability to obtain funding for our operations, including funding necessary to initiate and complete clinical trials of our product candidates;
•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
•	the potential scope, duration and value of our intellectual property rights;
•

our ability, and the ability of our licensors, to obtain, maintain, defend and enforce intellectual property rights protecting our platform technologies and product candidates, and our ability to develop and commercialize our product candidates without infringing the proprietary rights of third parties;

•	our ability to recruit and retain key personnel;
•	the effects of the COVID-19 pandemic on our operations; and
•	other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Quarterly Report.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” of this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context otherwise indicates, references in this Quarterly Report to the terms “Design”, “the Company”, “we,” “our, and “us” refer to Design Therapeutics, Inc., and references to our “common stock” refers to our voting common stock.

i

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report. Some of the material risks associated with our business include the following:

•

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.

•

We are early in our development efforts and all of our research programs are still in the preclinical or discovery stage. We have no history of conducting clinical trials to test our product candidates in humans.

•

Preclinical and clinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of earlier studies and trials may not be predictive of future trial results. If development of our development programs is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.

•

Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.

•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue planned clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.

•	The COVID-19 pandemic could adversely impact our business and affect our operations, as well as the business or operations of our manufacturers or other third parties with whom we conduct business.
•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•

We may rely on third parties to conduct, supervise, and monitor our planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

•

We contract with third parties for the manufacturing and supply of our product candidates for use in preclinical testing and planned clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.

•	Any approved products may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.
•	If the market opportunities for any of our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
•

If any of our product candidates are approved for marketing and commercialization and we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we will be unable to successfully commercialize our product candidates if and when they are approved.

•	We may not realize the benefits of any acquisitions, in-license or strategic alliances that we enter into.
•

We may wish to form collaborations in the future with respect to our product candidates, but may not be able to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.

•	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
•

If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

•	We may not be able to protect our intellectual property rights throughout the world.
•

We may rely on trade secret and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

•	The price of our common stock could be subject to volatility related or unrelated to our operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$400,693	$2,379
Investment securities	10,646	33,712
Prepaid expense and other current assets (including related party amounts of $60 and $0, respectively)	415	142
Total current assets	411,754	36,233
Property and equipment, net	100	71
Deferred offering costs	—	212
Total assets	$411,854	$36,516
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (including related party amounts of $20 and $20, respectively)	$2,033	$1,399
Accrued expenses	1,673	931
Total current liabilities	3,706	2,330
Other long-term liabilities	142	145
Total liabilities	3,848	2,475
Commitments and contingencies (See Note 8)
Convertible preferred stock, $0.0001 par value; no shares and 22,500,000 shares authorized, no shares and 22,012,499 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively; liquidation preference of zero and $45,625 as of March 31, 2021 and December 31, 2020, respectively	—	45,356
Stockholders’ equity (deficit):
Common stock, par value $0.0001; 200,000,000 and 60,000,000 shares authorized, 55,617,322 and 16,604,774 shares issued, 55,042,550 and 15,957,821 shares outstanding at March 31, 2021 and December 31, 2020, respectively	6	1
Additional paid-in capital	425,435	451
Accumulated deficit	(17,437)	(11,923)
Accumulated other comprehensive income	2	156
Total stockholders’ equity (deficit)	408,006	(11,315)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$411,854	$36,516

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Grant revenue	$—	$142
Operating expenses:
Research and development (including related party amounts of $45 and $8, respectively)	3,875	377
General and administrative (including related party amounts of $60 and $112, respectively)	1,805	388
Total operating expenses	5,680	765
Loss from operations	(5,680)	(623)
Other income (expense), net (including related party expense amounts of $0 and $30, respectively)	166	(40)
Net loss	$(5,514)	$(663)

Net loss per share, basic and diluted	$(0.31)	$(0.04)
Weighted-average shares of common stock outstanding, basic and diluted	17,630,178	15,667,115

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(5,514)	$(663)
Other comprehensive gain (loss):
Unrealized (loss) gain on available-for-sale securities	(154)	181
Comprehensive loss	$(5,668)	$(482)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

						Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2020	22,012,499	$45,356	15,957,821	$1	$451	$156	$(11,923)	$(11,315)
Issuance of Series B convertible preferred stock, net of $288 of issuance costs	19,083,979	124,712	—	—	—	—	—	—
Preferred stock converted into shares of common stock	(41,096,478)	(170,068)	25,212,548	4	170,064	—	—	170,068
Initial public offering of common shares, net of $21,728 of issuance costs	—	—	13,800,000	1	254,270	—	—	254,271
Vesting of restricted common stock	—	—	72,181	—	3	—	—	3
Stock-based compensation	—	—	—	—	647	—	—	647
Unrealized loss on investments	—	—	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	—	(5,514)	(5,514)
Balance at March 31, 2021	—	$—	55,042,550	$6	$425,435	$2	$(17,437)	$408,006

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2019	—	$—	15,640,133	$1	$—	$—	$(3,643)	$(3,642)
Issuance of Series A convertible preferred stock, net of $270 of issuance costs	21,710,814	44,731	—	—	—	—	—	—
Conversion of convertible debt and interest to Series A convertible preferred stock	301,685	500	—	—	—	—	—	—
Settlement of bifurcated conversion liability	—	125	—	—	—	—	—	—
Vesting of restricted common stock	—	—	50,452	—	—	—	—	—
Stock-based compensation	—	—	—	—	4	—	—	4
Unrealized gain on investments	—	—	—	—	—	181	—	181
Net loss	—	—	—	—	—	—	(663)	(663)
Balance at March 31, 2020	22,012,499	$45,356	15,690,585	$1	$4	$181	$(4,306)	$(4,120)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(5,514)	$(663)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	4	—
Stock-based compensation	647	4
Amortization of premiums on investment securities, net	(150)	2
Non-cash interest expense	—	12
Non-cash interest expense—related party	—	26
Change in operating assets and liabilities:
Prepaid expense and other assets	—	(6)
Prepaid expense and other assets—related party	(60)	—
Deferred revenue	—	(142)
Accounts payable and accrued liabilities	1,376	(354)
Accounts payable and accrued liabilities—related party	—	(1,838)
Other long-term liabilities	—	300
Net cash used in operating activities	(3,697)	(2,659)
Cash flows from investing activities
Purchases of investment securities	(5,111)	(39,247)
Proceeds from maturities of investment securities	28,172	—
Purchases of property and equipment	(33)	—
Net cash provided by (used in) investing activities	23,028	(39,247)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	254,271	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	124,712	44,731
Proceeds from the issuance of notes payable, net of issuance costs—related party	—	200
Repayment of notes payable—related party	—	(400)
Net cash provided by financing activities	378,983	44,531
Net increase in cash and cash equivalents	398,314	2,625
Cash and cash equivalents at beginning of period	2,379	77
Cash and cash equivalents at end of period	$400,693	$2,702
Supplemental disclosures
Conversion of convertible notes to convertible preferred shares, including bifurcated conversion liability	$—	$271
Conversion of convertible notes to convertible preferred shares, including bifurcated conversion liability - related party	$—	$354
Interest paid	$—	$18

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization

Design Therapeutics, Inc. (the “Company”) was incorporated in Delaware in December 2017 and is based in Carlsbad, California. The Company is a biopharmaceutical company pioneering a novel class of disease-modifying small-molecule therapeutics, called gene targeted chimeras (“GeneTACs”), that are designed to target the underlying cause of inherited nucleotide repeat expansion diseases. The Company’s lead product candidate is in Friedreich ataxia (“FA”), its second GeneTAC™ program is in myotonic dystrophy type-1 (“DM1”), and it is also advancing its GeneTAC portfolio to address other serious nucleotide repeat-driven monogenic diseases.

The Company has experienced net losses and negative cash flows from operating activities since inception and expects to incur net losses for the foreseeable future as it advances its research and development programs, conducts clinical trials for any future product candidates and commercializes any such product candidates for which it receives regulatory approval. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of its future product candidates, and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital to fund its operations.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the reporting date and results of operations for the periods presented. The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the recognition of grant revenue, accruals for research and development expenses and the valuation of equity-based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

The full extent to which the novel coronavirus-2019 (“COVID-19”) pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has considered potential impacts arising from the COVID-19 pandemic and is not presently aware of any events or circumstances that would require the Company to update its estimates, judgments or revise the carrying value of its assets or liabilities.

Stock Splits

In February 2020, the Company effected a 5-for-1 forward stock split of its issued and outstanding common stock. Further, in March 2021, the Company effected a 1-for-1.63 reverse stock split of its issued and outstanding common stock. The par value and the authorized shares of the common stock were not adjusted as a result of these stock splits. The reverse stock split in March 2021 resulted in an adjustment to the convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying financial statements and notes to the financial statements give retroactive effect to the stock splits for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of acquisition of three months or less to be cash equivalents. These investments may include money market accounts, money market funds, U.S. Government agency securities, corporate debt securities and commercial paper. The Company’s cash reserves are in a readily available checking account.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Investment Securities

Investments in securities with maturities at the date of acquisition of more than three months are considered marketable securities. The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The Company has classified its investment holdings as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Further, the Company classifies its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its balance sheets based on the highly liquid nature of the securities and because these investments are considered available for use in current operations. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for safety of principle, liquidity and a reasonable rate of return. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Allowances for credit losses are reported on the balance sheet, if any.

The cost of available-for-sale investment securities is adjusted for amortization of premiums and accretion of discounts until the securities mature. Such amortization and accretion is included in other income (expense) on the statements of operations. Realized gains and losses, if any, are also included in other income (expense) on the statement of operations and are derived using the specific identification method for determining the cost of the securities sold. During the periods presented, no realized gains or losses were recorded on the sale of investment securities and no impairments to reduce the value of any security was taken. See Note 5 for further discussion.

Revenue Recognition

The Company has generated revenue from grants awarded to it by the National Science Foundation (“NSF”), the National Institutes of Health (“NIH”) and the Friedreich’s Ataxia Research Alliance (“FARA”). These grants provide the Company with funding for certain research and development activities on a best-efforts basis and do not require scientific achievement as a performance obligation. The Company has determined that the entities funding these grant awards do not meet the definition of a “customer”, as defined by Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606), and does not consider there to be a transfer of control of goods or services to the entities funding the grant. As such, the Company recognizes revenue from these awards in the period during which the related qualifying services are rendered and costs are incurred in accordance ASC 730, Research and Development. ASC 730 requires an assessment, at the inception of the grant, to determine whether the agreement is a liability or a contract to perform research and development services for others. Further, these grants are subject to the contribution’s guidance under ASC 958, Not-for-Profit Entities-Revenue Recognition, and as such, the Company determines whether it is obligated to repay the funds received to the grantor regardless of the outcome of the related research and development activities. If it determines there is such a liability, it estimates the obligation and recognize that liability. Alternatively, if the Company is not required to repay the funds, the grant agreement is accounted for as a contract to perform research and development services for others, in which case, the grant revenue is recorded as income in the statements of operations as the expenses are incurred.

The Company’s current grant revenue is not deemed refundable, and therefore, no liability is recognized when income is recorded. Grant funding received prior to expenses being incurred are recorded as deferred revenue on the Company’s balance sheets. See Note 7 for further discussion.

Research and Development Expenses

Research and development expenses consist primarily of direct and indirect costs incurred in connection with its discovery efforts, and the preclinical and formulation development of its product candidates. In the future, the Company expects a substantial portion of its research and development expenses will relate to the clinical development of its product candidates. Direct costs include contracted research development and manufacturing, consulting fees, license fees, laboratory supplies and other expenses incurred to sustain research and development programs. Indirect costs include personnel-related expenses, consisting of employee salaries, related benefits, and stock-based compensation expense for employees engaged in research and development activities, facilities related expenses, and other indirect expenses. A significant portion of the Company’s research and development expenses have been direct costs, which the Company tracks by stage of development, preclinical or clinical. However, the Company does not track its internal research and development expenses on a program specific basis, unless specific to research grants, because these costs are deployed across multiple projects and, as such, are not separately classified. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to the Company’s research and development efforts and have no alternative future uses.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company has entered into various contracts with research and development organizations, vendors and consultants. Payments for these activities are based on the terms of the individual agreements, which may differ from the of periods over which materials or services are provided. Payments made in advance of performance are reflected in the accompanying balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. The Company determines accrual estimates through review of the underlying contracts along with discussions with research and other key personnel as to the progress of the research and development activities, invoices received and contracted costs. During the course of a study or trial, the Company adjusts its rate of expense recognition if actual results differ from its estimates. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Stock-Based Compensation

Stock options issued pursuant to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and 2018 Equity Incentive Plan (the “2018 Plan”) and option features associated with the rights to purchase shares pursuant to the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”) are valued using the Black-Scholes option pricing model on the date of grant or subscription period. This option pricing model involves a number of estimates, including the expected lives of the stock options or subscription period, the Company’s anticipated stock volatility and interest rates. The Company recognizes the expense for equity awards on a straight-line basis over the requisite service periods of the awards or the number of shares estimated to be issued pursuant to the ESPP. Forfeitures are recognized as they occur.

Stock-based compensation expense recognized in the Company’s statements of operations during the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months ended March 31,
	2021	2020
Research and development	$164	$3
General and administrative	483	1
Total	$647	$4

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity. The guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company has not yet adopted this guidance and does not currently expect the adoption will have a material impact on its financial statements and related disclosures.

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, restricted common stock subject to repurchase, stock options outstanding under the Company’s equity incentive plans, employee stock purchase rights under the Company’s ESPP, and shares of common stock that are issuable under convertible debt, as applicable.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive. More specifically, as of March 31, 2021 and 2020, convertible preferred stock, stock options, employee stock purchase rights, and unvested common stock subject to repurchase, as applicable, totaling approximately 2,604,000 shares and 14,511,000 shares, respectively, were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4. Fair Value Measurements

Accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:Observable inputs such as quoted prices in active markets.

Level 2:Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying value of the Company’s cash, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of those instruments. The Company’s investment securities, which may include money market accounts, money market funds, certificates of deposits, U.S. Treasury securities, and high quality, marketable debt instruments of corporations and government sponsored enterprises, are measured at fair value in accordance with the fair value hierarchy. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis and no transfers between levels have occurred during the periods presented.

The following table summarize the Company’s financial instruments measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2021:
Assets:
Money market funds(1)	$393,499	$393,499	$—	$—
Certificates of deposit	750	750	—	—
U.S. Treasury securities	9,896	9,896	—	—
Total	$404,145	$404,145	$—	$—
As of December 31, 2020:
Assets:
Money market funds(1)	$2,100	$2,100	$—	$—
Certificates of deposit	1,754	1,754	—	—
U.S. Treasury securities	31,958	31,958	—	—
Total	$35,812	$35,812	$—	$—

(1)	Included in cash and cash equivalents on the accompanying balance sheets.

Interest bearing money market accounts and certificates of deposit are valued at amortized cost, which approximates fair value.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding losses, allowances for credit losses and fair value of available-for-sale investments by types, maturies and classes of securities at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

		March 31, 2021
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$750	$—	$—	$—	$750
U.S. Treasury securities	Within 1 year	4,787	3	—	—	4,790
U.S. Treasury securities	1 year to 2 years	5,107	—	(1)	—	5,106
Total		$10,644	$3	$(1)	$—	$10,646

		December 31, 2020
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$1,750	$4	$—	$—	$1,754
U.S. Treasury securities	Within 1 year	31,806	152	—	—	31,958
Total		$33,556	$156	$—	$—	$33,712

The Company reviews its investments at each reporting date to identify and evaluate whether a decline in fair value below the amortized cost basis of available-for-sale securities is due to credit-related factors and determines if such unrealized losses are the result of credit losses that requires impairment. Factors considered in determining whether an unrealized loss is the result of a credit loss or other factors include the length of time and extent to which fair value has been less than the cost basis, any changes to the rating of the security by a rating agency, the financial condition and near-term prospects of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic condition and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At March 31, 2021 there was one security in an unrealized loss position. The Company evaluated this security for other-than-temporary impairment and considered the decline in market value to be primarily attributable to changes in interest rates. The security remained at a high credit quality rating and not been in a continuous loss position for more than 12 months. Further, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis which may be at maturity. As such, the Company has classified the losses as temporary in nature and the Company did not record a reserve for credit losses. At December 31, 2020, there were no securities in an unrealized loss position.

As of March 31, 2021, the Company held three domestic certificates of deposit with amortized costs at the Federal Deposit Insurance Corporation (“FDIC”) insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaids and other current assets on the Company’s balance sheets, was less than $0.1 million at March 31, 2021 and December 31, 2020.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$298	$60
Security deposits	90	47
Interest receivable	27	10
Other	—	25
Total	$415	$142

Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$109	$76
	109	76
Less accumulated depreciation	(9)	(5)
Total	$100	$71

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued research and development costs	$797	$266
Accrued personnel costs	409	565
Accrued offering costs	276	—
Accrued other	191	100
Total	$1,673	$931

7. Grant Revenue

The Company recognizes revenue pursuant to these grants, as described further in Note 2, by measuring the progress of the applicable research and development services provided over time, based on the effort the Company expends and costs incurred, relative to the estimated total effort and costs to be incurred under the grant. This results in a percentage that the Company multiplies by the grant award amount to determine the amount of grant revenue to be recognized each period. This approach requires the Company to use judgement and make estimates of future expenditures. If the Company’s estimates or judgements change over the course of the term of the grant, it may affect the timing and amount of revenue that it recognizes in the current and future periods.

During the three months ended, March 31, 2020, the Company recognized $0.1 million of grant revenue from awards by the NSF, NIH and FARA, respectively. No grant revenue was recognized for the three months ended March 31, 2021.

8. Commitments and Contingencies

Notes Payable-Related Party

In January 2019, the Company issued an unsecured promissory note to borrow up to $ 0.5 million to a co-founder (the “January Note”) for working capital. The January Note bore interest at prime plus 4.5%, was scheduled to mature on or before January 30, 2021 and included a final payment of 3% on the amounts advanced at maturity. In February and March 2019, the Company borrowed an aggregate of $0.2 million under the January Note with interest payable at 10% per annum. The Company recorded an immaterial amount of debt issuance costs associated with the January Note. The debt issuance costs and final payment for the advances were amortized to interest expense using the effective interest rate method over the loan term. The principal and interest payable on the January Note were repaid in full in 2020.

In November 2019, the Company issued an unsecured promissory note to borrow up to $ 0.5 million to a co-founder (the “November Note”) for working capital. The November Note bore interest at prime plus 4.5% and matured on or before January 1,

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2022 and included a final payment of 3% on the amounts advanced at maturity. In December 2019 and January 2020, the Company borrowed a total of $0.4 million under the November Note with interest payable at 9.25% per annum. The final payment on the advances was amortized to interest expense using the effective interest rate method over the loan term. The principal and interest payable on the November Note were repaid in full in 2020.

Convertible Notes

In May and July 2018, the Company issued $0.3 million of convertible notes to a co-founder for cash with a maturity date on or after February 5, 2021, if not converted earlier. In February 2019, the Company issued an additional $0.2 million of convertible notes to consultants for services rendered with a maturity date on or after May 16, 2020, if not converted earlier. The convertible notes bore interest of 8% per annum and were convertible into equity securities sold at the next financing at 80% of the selling price per share of such equity financing. The conversion features of the convertible notes were recorded as a discount to the notes payable at issuance and amortized as interest expense over the loan term using the effective interest rate method.

In February 2020, the outstanding principal and accrued interest of the convertible notes totaling $0.5 million were converted into 301,685 shares of the Company’s Series A convertible preferred stock at $1.65816 per share. See Note 10 for further discussion.

Lease

In May 2019 the Company entered into an agreement, as subsequently amended, to lease laboratory space pursuant to a three-month, automatically renewing lease. The lease is subject to annual rent increases of 3% and the Company had paid security deposits totaling $90,000 as of March 31, 2021 which was included in prepaid expenses and other current assets on the Company’s balance sheets. Due to the short-term nature of the lease, it has not been included as an operating lease right of use asset nor as an operating lease liability on the Company’s balance sheets. The Company also has access to office space on an as-available basis from time to time pursuant to a consulting agreement. See Note 11 for further discussion.

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). The Company’s Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC. The anticipated delivery date of the space is September 1, 2021 and the lease is expected to commence at that time. The term of the lease is 72 months after commencement with an option to extend the lease term for a period of three years. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes.

Future minimum payments under the Lease as of March 31, 2021 are as follows (in thousands):

2021	$242
2022	733
2023	755
2024	778
2025	801
Thereafter	1,387
$4,696

Rent expense for the three months ended March 31, 2021 and 2020 was $76,000 and $12,000, respectively.

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of March 31, 2021 or December 31, 2020.

9. License Agreement

In February 2019, the Company entered into a Human Therapeutics Exclusive License Agreement (the “License Agreement”) with the Wisconsin Alumni Research Foundation (“WARF”). Under the License Agreement, the Company licensed the exclusive, worldwide, royalty-bearing, sublicensable, rights to certain WARF patents and the nonexclusive worldwide rights to certain know-

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

how to develop and commercialize products for the prevention, diagnosis and treatment of disease. As consideration for the license, the Company agreed to pay an upfront fee of $250,000, which the Company immediately expensed as research and development expense in its statements of operations as there was no alternative future use for the license. The Company paid $25,000 of the upfront fee upon execution of the agreement and the remaining $225,000 was due upon on the earlier of the first anniversary of the License Agreement or the Company receiving a certain level of gross proceeds from an equity financing. At December 31, 2019, the second payment of $225,000 was recorded as an accrued liability on the Company’s balance sheet. In February 2020, the Company paid the $225,000 balance upon the initial closing of its Series A preferred stock financing.

Pursuant to the License Agreement, the Company is required to pay $125,000 upon the acceptance of an investigation new drug (“IND”) application in the U.S. and will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company has paid no milestone or royalty payments as of March 31, 2021.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively, which were recorded as general and administrative expenses in the statements of operations.

The Company may terminate the License Agreement with 90 days written notice or for certain breaches of the agreement. WARF may terminate the License Agreement with 90 days written notice if first commercial sale does not occur before December 31, 2031. Unless terminated earlier by the parties, the term of the License Agreement will continue until the last licensed patent expires in all countries.

10. Convertible Preferred Stock and Stockholders’ Deficit

Authorized Shares

In connection with the completion of the Company’s initial public offering (“IPO”) in March 2021, the Company amended its Certificate of Incorporation to authorize 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, respectively.

Public Offering and Related Transaction

In March 2021, the Company completed its IPO selling 13,800,000 shares its common stock at $20.00 per share. Proceeds from the Company’s IPO, net of underwriting discounts and commissions and other offering costs, were $254.3 million. In connection with the IPO, all 41,096,478 shares of convertible preferred stock outstanding at the time of the IPO converted into 25,212,548 shares of the Company’s common stock.

Convertible Preferred Stock

In February and March 2020, the Company issued 21,710,814 shares of Series A convertible preferred stock at $2.0727 per share for net cash proceeds of $ 44.7 million (the “Series A Financing”). In connection with the Series A Financing, the Company issued an additional 301,685 shares of its Series A convertible preferred stock at $1.65816 per share in February 2020 upon the conversion and extinguishment of its convertible notes, as discussed further in Note 8.

In January 2021, the Company issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net cash proceeds of approximately $124.7 million.

All shares of convertible preferred stock outstanding at the Company’s IPO were converted into shares of the Company’s common stock.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Award Plans

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Plan, which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. Upon adoption of the 2021 Plan, the Company restricted future grants from its 2018 Plan.

Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. A total of 6,118,648 new shares of common stock were approved to be initially reserved for issuance under the 2021 Plan. The number of shares reserved under the 2021 Plan also include 881,352 shares of common stock that remained available for issuance under the 2018 Plan at the time the 2021 Plan became effective, and will be increased by the number of shares under the 2018 Plan that are repurchased, forfeited, expired or cancelled on or after the effective date of the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors.

Shares subject to Repurchase

Pursuant to the 2018 Plan, the Company has issued shares of restricted common stock to employees, consultants and members of its board of directors. Additionally, certain stock options granted pursuant to the 2018 Plan provide for the right to elect to exercise unvested options early in exchange for restricted shares of common stock. These restricted shares of common stock generally vest over a four-year period and are subject to repurchase by the Company at the original purchase price or, in certain instances the fair market value if such fair market value is lower than the purchase price, in the event the recipient’s service is terminated either voluntarily or involuntarily prior to vesting.

A summary of the Company’s restricted shares of common stock and unvested stock liability, recorded as a long-term liability on the Company’s balance sheets, is as follows (in thousands, except share data):

	Shares	Liability
Balance at December 31, 2020	646,953	$145
Vested shares	(72,181)	(3)
Balance at March 31, 2021	574,772	$142

2021 Employee Stock Purchase Plan

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 600,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of March 31, 2021, no shares of the Company’s common stock have been purchased under the ESPP.

11. Related Party Transactions

Consulting Agreements

In January 2019, the Company entered into an agreement with the Marlinspike Group, LLC (“Marlinspike Group”) for research support, management, and business consulting services (the “2019 Consulting Agreement”). Further, Marlinspike Group provides the use of approximately 2,120 square feet of its office space in Carlsbad, California to the Company on an as-available basis from time to time pursuant to the agreement. The Company’s Executive Chairperson, co-founder and member of its board of directors is an

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

executive officer of Marlinspike Group and, the Company’s Chief Operating Officer was an executive officer of Marlinspike Group until February 2020.

The term of the 2019 Consulting Agreement was for a one-year period, subject to automatic one-month renewals unless terminated upon 14 days’ written notice. In March 2020, the Consulting Agreement was terminated and replaced with an amended consulting agreement (the “2020 Consulting Agreement”), which provides for the similar services and use of office space for a monthly fee of $20,000. Pursuant to the terms of the 2020 Consulting Agreement, it shall remain in effect until otherwise terminated. Termination may occur at any time upon mutual agreement or unilaterally upon 30 days’ written notice. If the Company unilaterally terminates the 2020 Consulting Agreement for any reason other than cause, it would be subject to a $240,000 termination fee. The Company cannot determine when, or if, such a termination will occur and hence has not recorded a liability for the fee.

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$—	$8
General and administrative	60	112
Total expenses	$60	$120

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Asnsari, a co-founder. provides consulting services and oversees certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performs these services for a monthly fee of $15,000.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$45	$—
Total expenses	$45	$—

As of March 31, 2021 and December 31, 2020, the Company had   accounts payable of $20,000 pursuant to its related party consulting agreements.

Convertible Notes and Notes Payable

In May and July 2018, the Company issued a total of $0.3 million of convertible notes to a co-founder for cash with a maturity date on or after February 5, 2021, if not converted earlier. The notes bore interest of 8% per annum and were convertible into equity securities sold at the next financing at 80% of the selling price per share of such equity financing. In February 2020, these notes converted into 171,025 shares of the Company’s convertible preferred stock pursuant to the closing of the Series A preferred stock financing. Further, the Company has issued unsecured promissory notes to this co-founder for working capital. See Note 8 for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in our Prospectus dated March 25, 2021 filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission (SEC) on March 26, 2021. In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a preclinical-stage biopharmaceutical company pioneering novel small-molecule therapeutic candidates, called gene targeted chimeras (GeneTACs), that are designed to be disease-modifying and target the underlying cause of inherited nucleotide repeat expansion diseases. Certain nucleotide repeat expansion diseases, such as Friedreich ataxia (FA), can result in reduced expression of specific mRNAs; in other diseases, such as myotonic dystrophy type-1 (DM1), Fuchs endothelial corneal dystrophy (FECD), and Huntington disease, the nucleotide repeat expansions result in the generation of toxic gene products, often associated with pathological nuclear foci. Our GeneTACs are designed to selectively bind to genetic repeat sequences, modulate gene expression either by restoring or blocking mRNA transcription, and restore cellular health. As a platform, we believe that GeneTACs have broad potential applicability across monogenic nucleotide repeat expansion diseases.

In preclinical studies for our lead program, we have observed restoration of frataxin (FXN) levels in cells from FA patients using our FA GeneTACs. FA GeneTACs administered to various species, at doses that were observed to be well tolerated, achieved biodistribution to brain and heart, the key organs affected by FA, at concentrations that were consistent with those observed to restore FXN levels in FA patient cells. Further, and consistent with this good biodistribution, we observed increased FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACs. Subject to receiving regulatory clearance to proceed into clinical trials, we anticipate a first-in-human dosing of our first product candidate in the first half of 2022. In our second GeneTAC program in DM1, we observed reduced nuclear foci in DM1 patient muscle cells after administration of our DM1 GeneTACs. We expect to complete investigational new drug (IND)-enabling studies and seek regulatory clearance for a first-in-human clinical trial in 2023. We are also advancing our GeneTAC portfolio in preclinical studies to address other serious nucleotide repeat expansion-driven monogenic diseases, and intend to declare an additional product candidate in 2023.

To date, we have incurred net losses and negative cash flows from operations since our inception and as of March 31, 2021, had an accumulated deficit of $17.4 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

We expect our expenses and operating losses will increase substantially for the foreseeable future as we conduct preclinical studies and clinical trials for our product candidates, nominate additional product candidates from our discovery programs, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company.

We have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant revenue and the issuance of convertible notes and debt. For example, in March 2021, we completed our initial public offering in which we sold 13,800,000 shares of our common stock at $20.00 per share and received net proceeds, after underwriting discount and offering costs, of $254.3 million. Further, in January 2021, we issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net proceeds of approximately $124.7 million. Our cash, cash equivalents and investment securities balance as of March 31, 2021, was $411.3 million.

Components of Our Results of Operations

Grant Revenue

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. Historically, we have derived revenue from grants awarded by the National Institutes of Health, the National Science Foundation and the Friedreich’s Ataxia Research Alliance. These grants provide us with funding for certain research and development activities on a best-efforts basis and do not require scientific achievement as a performance obligation for certain allowable costs for funded projects. We recognize revenue from these grant awards in the period during which the related qualifying services are rendered and costs are incurred, relative to the estimated total effort or costs incurred under the grant.

Research and Development Expenses

To date, our research and development expenses have consisted primarily of direct and indirect costs incurred in connection with our discovery efforts, and the preclinical and formulation development of our product candidates. In the future, we expect a substantial portion of our research and development expenses will relate to the clinical development and manufacturing of our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Direct costs include:

•	external research and development expenses incurred under agreements with contract research organizations, consultants and other vendors that conduct our preclinical and discovery activities;
•	expenses related to manufacturing our product candidates for preclinical studies;
•	laboratory supplies; and
•	license fees.

Indirect costs include:

•

personnel-related expenses, consisting of employee salaries, payroll taxes, bonuses, benefits and stock-based compensation charges for those individuals involved in research and development efforts; and

•	facilities and other indirect expenses.

A significant portion of our research and development expenses have been direct costs, which we track by stage of development, preclinical or clinical. However, we do not track our internal research and development expenses on a program specific basis, unless specific to research grants, because these costs are deployed across multiple projects and, as such, are not separately classified.

We expect that our research and development expenses will substantially increase for the foreseeable future as we continue the development of our FA program, DM1 program and our other discovery programs, in particular as we advance our product candidates into clinical development. As of the date of this Quarterly Report, we cannot reasonably determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical programs of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Preclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our future research and development expenses may vary significantly based on a wide variety of factors such as:

•	the number and scope, rate of progress, expense and results of our discovery and preclinical development activities;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate;
•	the efficacy and safety profile of the product candidate;
•	the timing, receipt, and terms of any approvals from applicable regulatory authorities including the Food and Drug Administration (FDA) and non-U.S. regulators;
•	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;
•

establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully;

•	significant and changing government regulation and regulatory guidance;
•	the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly in light of the current COVID-19 pandemic environment; and
•	the extent to which we establish additional strategic collaborations or other arrangements.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate.

The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates or any future candidates may be affected by a variety of factors. We may never succeed in achieving regulatory approval for any of our product candidates or any future candidates. Further, a number of factors, including those outside of our control, could adversely impact the timing and duration of our product candidates’ or any future candidates’ development, which could increase our research and development expenses.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including employee salaries, bonuses, benefits, and stock-based compensation charges, for personnel in executive and administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, tax and consulting services and insurance costs.

We anticipate that our general and administrative expenses will substantially increase in the foreseeable future as we add general and administrative personnel to support our expanded research and development activities and infrastructure and, if any of our product candidates or any future candidates receive marketing approval, commercialization activities, as well as to support our operations generally, including facility-related expenses and patent-related costs. We also expect to incur increased expenses related to accounting, audit, legal, regulatory and tax-related services, director and officer insurance premiums, board of director fees, investor and public relations, and other costs associated with operating as a public company.

Other Income (Expense), Net

Other income (expense), net consist primarily of interest income from our cash, cash equivalents and investment securities. Additionally, it includes interest expense we incurred prior to 2021 related to convertible notes and notes payable issued in 2018 and 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Revenue:
Grant revenue	$—	$142	$(142)
Operating expenses:
Research and development	3,875	377	3,498
General and administrative	1,805	388	1,417
Total operating expenses	5,680	765	4,915
Loss from operations	(5,680)	(623)	(5,057)
Other income (expense), net	166	(40)	206
Net loss	$(5,514)	$(663)	$(4,851)

Grant Revenue.  During the three months ended March 31, 2020, we recognized $0.1 million of grant revenue from research grants provided by the National Science Foundation, the National Institutes of Health and the Friedreich’s Ataxia Research Alliance for research related to FA and for the development of a genomic targeting drug delivery platform. As of December 31, 2020, we had fully recognized all revenue pursuant to the grant awards and hence, there was no such revenue recognized for the three months ended March 31, 2021.

Research and Development Expenses. Research and development expenses were $3.9 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $3.5 million was due primarily to additional expense to support the advancement of our FA program, including chemistry and manufacturing development costs, and cost incurred on our DM1 program during the three months ended March 31, 2021 which were not incurred in the same period of 2020. Further, we incurred higher personnel related costs during the three months ended March 31, 2021 as compared to the same period in 2020, as we expanded the number of research and development employees to support our programs, including an additional $0.2 million of non-cash stock-based compensation costs.

The following table summarizes our research and development expenses by direct and indirect costs for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Direct costs(1)	$2,788	$270	$2,518
Indirect costs	1,087	107	980
Total research and development expenses	$3,875	$377	$3,498

(1)	In future periods when clinical trial expenses are incurred, external costs will be broken out between our clinical programs and our preclinical programs.

General and Administrative Expenses. General and administrative expenses were $1.8 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectfully. The increase of $1.4 million was due primarily to additional personnel-related costs incurred during the three months ended March 31, 2021 as compared to the same period in 2020, as we increased the number of general and administrative personnel to support our organization, including an additional $0.5 million of non-cash stock-based compensation costs. Further, we incurred increased professional fees for legal and accounting services during the three months ended March 31, 2021 as compared to same period in 2020.

Other Income (Expense), Net. Other income was $0.2 million for the three months ended March 31, 2021 as compared to net other expense of less than $0.1 million for the same period in 2020. Other income recognized in 2021 consisted primarily of interest income on our excess cash reserves. Net other expense in 2020 consisted primarily of interest expense related to borrowings pursuant to our convertible notes and notes payable and the change in fair value of the conversion feature of our convertible notes.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since our inception, we have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant income and the issuance of convertible notes and notes payable. For example, in March 2021, we completed our initial public offering in which we sold 13,800,000 shares of our common stock at $20.00 per share and received net proceeds, after underwriting discount and offering costs, of $254.3 million. Further, in January 2021, we issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net proceeds of approximately $124.7 million.

As of March 31, 2021, we had $400.7 million of cash and cash equivalents, an increase of $398.3 million from the $2.4 million of cash and cash equivalents at December 31, 2020. The increase in our cash and cash equivalents balance during the three months ended March 31, 2021 was primarily due to the proceeds received from our initial public offering of common stock and Series B convertible preferred stock offering completed during the three months ended March 31, 2021. In addition, a portion of our investment securities matured during the three months ended March 31, 2021 which provided additional cash during the period. Further detail of the change in our cash and cash equivalents for the three months ended March 31, 2021 and 2020 is summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash (used in) provided by:
Operating activities	$(3,697)	$(2,659)	$(1,038)
Investing activities	23,028	(39,247)	62,275
Financing activities	378,983	44,531	334,452
Net increase in cash and cash equivalents	$398,314	$2,625	$395,689

Operating Activities.  Net cash used in operating activities was $3.7 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively. The $1.0 million increase in our use of cash was primarily due to the $4.9 million increase in the net loss we incurred during the three months ended March 31, 2021 as compared to the same period in 2020. The increased loss during the 2021 period was due primarily to the advancement of our research and development programs and increased personnel costs to support these activities, and our preparations to become, and operations as, a public company. Partially offsetting the cash impact of the increase in our net loss during the 2021 period was an increase in our accounts payable and accrued expense balances and higher non-cash expenses incurred during the period. Further, during the three months ended March 31, 2020, we used cash to reduce our accounts payable and accrued expense balances.

Investing Activities.  Net cash provided by investing activities was $23.0 million for the three months ended March 31, 2021, due primarily to the net proceeds received from the maturity of investment securities during the period. During the three months ended March 31, 2020, we used $39.2 million of cash to invest in investment securities. We have classified our investments securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities.  Net cash provided by financing activities was $379.0 million for the three months ended March 31, 2021, primarily from the $254.3 million of net proceeds received from our initial public offering in March 2021 and the $124.7 million of net proceeds received from the closing of our Series B convertible preferred stock financing in January 2021. Net cash provided by financing activities during the three months ended March 31, 2020 was $44.5 million, primarily from the $44.7 million of net proceeds received from our Series A convertible preferred stock financing during the period.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents and investment will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities and clinical trials for any future product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing our future product candidates and commercial manufacturing activities;
•	the emergence of competing therapies and other adverse market developments;

•	the cost, timing and outcome of seeking FDA, European Medicines Agency (EMA) and any other regulatory approvals for any future product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining strategic collaborations, licenses and other similar arrangements and the financial terms of such agreements;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to Wisconsin Alumni Research Foundation, or other future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	our need and ability to retain key management and hire scientific, technical, business, and medical personnel;
•	our implementation of additional internal systems and infrastructure, including operational, financial and management information systems;
•	the costs associated with expanding our facilities or building out our laboratory space;
•	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the COVID-19 pandemic; and
•	the cost associated with commercialization activities for any our future product candidates, if approved.

Until such time, if ever, as we can generate substantial revenues from product sales to support our cost structure, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Contractual Obligations and Commitments

In February 2021, we entered into a lease agreement to rent approximately 12,370 square feet of lab and office space with a related party. The anticipated delivery date of the space is September 1, 2021, and the lease is expected to commence at that time. The term of the lease is 72 months after commencement with an option to extend the lease term for a period of three years. Annual rent payments will be approximately $0.8 million per year, subject to annual increases of 3%, plus our share of operating expenses and taxes.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to grant revenue and research and development expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see Item 1 of Part I, “Notes to Condensed Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q, and Note 2 to our Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Prospectus, dated March 25, 2021, filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on March 26, 2021. There have not been any material changes to our critical accounting policies since December 31, 2020.

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.

Other Information

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, as amended (JOBS Act), and we may remain an emerging growth company until as late as December 31, 2026 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering). For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (ii) the date upon which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) as December 31, 2026 (the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC), money market accounts, money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities and commercial paper, all with various maturity dates.

Based on our current investment portfolio, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have had a material impact on our financial statements.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive and financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risks described below, together with the other information contained in this Quarterly Report and in our other public filings. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. All of our product candidates are in preclinical development, and none have been approved for commercial sale or tested in human subjects. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $8.3 million for the year ended December 31, 2020. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially during the next few years. The development of biopharmaceutical product candidates is capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution.

As of March 31, 2021, we had $411.3 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for any future product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing our future product candidates and commercial manufacturing activities;
•	the emergence of competing therapies and other adverse market developments;
•	the cost, timing and outcome of seeking FDA, EMA and any other regulatory approvals for any future product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining strategic collaborations, licenses and other similar arrangements and the financial terms of such agreements;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to Wisconsin Alumni Research Foundation, or other future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	our need and ability to retain key management and hire scientific, technical, medical and business personnel;
•	our implementation of additional internal systems and infrastructure, including operational, financial and management information systems;
•	or costs associated with expanding our facilities or building out our laboratory space;
•	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the COVID-19 pandemic; and
•	the cost associated with commercialization activities for any our future product candidates, if approved.

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impact of the COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue from product sales to support our cost structure, we expect to finance our operations through public or private equity offerings, debt financings or other capital sources, which may include strategic collaborations, licensing arrangements or other similar arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, current stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our research programs are still in the preclinical or discovery stage. We have no history of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. We have not yet begun clinical trials for any of our development programs. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

Because of the early stage of development of our products candidates, our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:

•	completion of preclinical studies and clinical trials with favorable results;
•

acceptance of INDs by the FDA or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities, including new drug applications (NDAs), from the FDA and maintaining such approvals;
•	market acceptance of any of our approved product candidates;
•	making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	maintaining an acceptable safety profile of our products following approval; and
•	maintaining and growing an organization of scientists and business people who can develop our products and technology.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our FA and DM1 GeneTAC candidates, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Preclinical and clinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of earlier studies and trials may not be predictive of future trial results. If development of our programs is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical, nonclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

We may experience delays in initiating our future clinical trials for our product candidates and we cannot be certain that the trials or any other future clinical trials for our product candidates will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our planned clinical trials, or the sufficiency of preclinical data to initiate clinical trials;
•	the size of the study population for further analysis of the study’s primary endpoints;
•	obtaining regulatory approval to commence a trial;
•

reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board (IRB), approval at each site;
•	recruiting suitable patients to participate in a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	addressing patient safety concerns that arise during the course of a trial;
•	addressing any conflicts with new or existing laws or regulations;
•	adding a sufficient number of clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (DSMB) for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as we plan to do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our planned clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.

If we experience delays in the completion, or termination, of any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our planned clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.

We have concentrated our research and development efforts on product candidates using our platform technologies, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our planned clinical trials or commercializing any products on a timely or profitable basis, if at all.

The clinical trial requirements of the FDA, EMA and other comparable foreign regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.

The biotechnology and biopharmaceutical industries are also rapidly developing, and our competitors may introduce new technologies improving the treatments in the field of expansion repeat driven diseases and small molecules that render our technologies obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates.

If we encounter difficulties or delays enrolling patients in our planned clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue our planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment or retention in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to study sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our planned clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

We plan to conduct clinical trials for our product candidates outside the United States and the FDA may not accept data from such trials.

We plan to conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with Good Clinical Practices (GCP) requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary.

Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted.

There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan. In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

•	foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;
•	difficulties staffing and managing foreign operations;
•	compliance with legal requirements applicable to privacy, data protection, information security and other matters;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including value-added tax and withholding of payroll taxes;
•	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
•	foreign exchange fluctuations;
•	manufacturing, customs, shipment and storage requirements;
•	impact of the COVID-19 pandemic on our ability to produce our product candidates and conduct clinical trials in foreign countries;
•	potential liability under the Foreign Corrupt Practices Act of 1977, as amended (FCPA), or comparable foreign regulations;
•	cultural differences in medical practice and clinical research; and
•	diminished protection of intellectual property in some countries.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue planned clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt planned clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our future clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, if any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	we may be forced to suspend marketing of that product, or decide to remove the product from the marketplace;
•	regulatory authorities may withdraw or change their approvals of that product;
•

regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;

•	we may be required to create a medication guide outlining the risks of the product for patients, or to conduct post-marketing studies;
•	we may be required to change the way the product is administered;
•	we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to subjects or patients; and
•	the product may become less competitive, and our reputation may suffer.

Any of the foregoing events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and result in the loss of significant revenue to us, which would materially and adversely affect our results of operations and business.

Interim, topline and preliminary data from our preclinical studies or planned clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies or planned clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim, topline, or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, or if others including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.

The development, research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion and distribution of drug products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally the FDA, and by foreign regulatory authorities, which regulations differ from country to country. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA.

Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all indications. The FDA may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our future clinical trials from the United States.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•	the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our planned clinical trials;
•	negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that our product candidates are safe and effective for the proposed indication;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from nonclinical studies or clinical trials;
•	our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional nonclinical studies or clinical trials;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling and/or the specifications of our product candidates;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete our planned clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a Risk Evaluation and Mitigation Strategy (REMS), which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

The COVID-19 pandemic could adversely impact our business and affect our operations, as well as the business or operations of our manufacturers or other third parties with whom we conduct business.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to most countries across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business and planned clinical trials, including:

•	delays or difficulties in enrolling and retaining patients in our planned clinical trials, particularly elderly subjects, who are at a higher risk of severe illness or death from COVID-19;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•	difficulties interpreting data from our clinical trials due to the possible effects of COVID-19 on patients;
•

changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•	interruptions, difficulties or delays arising in our existing operations and company culture as a result of some of our employees working remotely, including those hired during the COVID-19 pandemic;
•

diversion of healthcare resources away from the conduct of future clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•

limitations in resources that would otherwise be focused on the conduct of our business, our preclinical studies or our clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “shelter in place” or similar working restrictions;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•	interruption in global freight and shipping that may affect the transport of clinical trial materials, such as investigational drug product to be used in our clinical trials;
•

risks relating to potential disruptions of our contracted manufacturing operations as a result of any potential shut downs or other restrictions in operation due to or impact from the COVID-19 pandemic;

•

changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are to be conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;

•

delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside of their respective jurisdictions.

These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

The COVID-19 pandemic and actions taken to reduce its spread continue to rapidly evolve. The extent to which the COVID-19 pandemic may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our planned preclinical studies and clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

We may seek orphan drug designation for our product candidates from the FDA and/or from the EMA in the future. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

We may seek orphan drug designation for our product candidates in the future; however, we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union (EU), may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products may grant orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, provided that the condition is affecting not more than five in 10,000 persons in the EU or if, without incentives, it is unlikely that marketing of the drug in the EU would generate sufficient returns to justify the investment needed to develop the drug, and no satisfactory method of diagnosis, prevention or treatment of the condition exists (or, if such a method exists, the drug must be of significant benefit to patients). There can be no assurance that the FDA or EMA will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. If a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of orphan drug exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug or biologic for that time period, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in Europe, but such exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same active moiety in a new drug for the same condition if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective.

In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of repeat expansion driven diseases, including FA and DM1. Our competitors include larger and better funded pharmaceutical, specialty pharmaceutical and biotechnology companies. Moreover, we may also compete with universities, governmental agencies and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We are aware of a number of companies targeting FA including (i) Reata Pharmaceuticals evaluating omaveloxolone, a Nrf2 activator, (ii) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor, (iii) Retrotope evaluating RT001, a deuterated poly-saturated fatty acid, (iv) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist and (vi) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein. In addition, several companies are in preclinical development for AAV-based gene therapies including PTC therapeutics, Voyager Therapeutics, Loxeo Therapeutics, Pfizer, StrideBio, and AavantiBio.

With respect to DM1 patients, AMO Pharma is evaluating tideglusib, a GSK3-ß inhibitor. In addition, there are several products currently in preclinical development for the treatment of DM1, including: a histamine 3 receptor inhibitor by Harmony Biosciences for the treatment of excessive daytime sleepiness in DM1; an antibody linked siRNA by Avidity Biosciences; an AAV-antisense candidate by Audentes Therapeutics; an antibody linked oligonucleotide by Dyne Therapeutics; an miR-23b antisense candidate; gene editing treatments by Vertex Pharmaceuticals; an RNA-targeting AAV-based gene therapy by Locana; an AAV-based RNA degrading gene therapy by Enzerna Biosciences; antisense oligonucleotides by NeuBase Therapeutics; antisense oligonucleotides and siRNA candidates by Triplet Therapeutics; small molecules interacting with RNA by Anima Biotech; small molecule modulators of transcription factors by Syros Pharmaceuticals; and small molecules interacting with RNA by Expansion Therapeutics.

We will also compete more generally with other companies developing alternative scientific and technological approaches to modulate individual genes, including other companies working to develop nuclease-based gene editing technologies, such as Beam Therapeutics, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences and Sangamo Biosciences.

Many of our competitors, either alone or with their collaborators, have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the global COVID-19 pandemic, the FDA and regulatory authorities outside the United States have and may adopt restrictions or other policy measures in response to the COVID-19 pandemic that divert resources and delay their attention to any submissions we may make. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our discovery and development on select product candidates and indications. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of potential product candidates and indications that we believe could be pursued using our platform technologies. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may not be successful in our efforts to identify or discover additional product candidates in the future.

Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	our inability to design such product candidates with the properties that we desire; or
•

potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial and human resources. If we are unable to identify suitable additional candidates for preclinical and clinical development, our opportunities to successfully develop and commercialize therapeutic products will be limited.

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We may rely on third parties to conduct, supervise, and monitor our planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our preclinical studies, and any future clinical trials of our product candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and planned clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with Good Laboratory Practice (GLP) and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practice (cGMP) regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. These risks are heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of COVID-19, including quarantines and shelter-in-place orders. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

We contract with third parties for the manufacturing and supply of our product candidates for use in preclinical testing and planned clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.

We do not have any manufacturing facilities. We rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. We will continue to rely on such third parties for commercial product manufacture, if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA on a timely basis and must adhere to the FDA’s cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. The facilities and quality systems of our third-party contract manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We do not have direct control of the manufacturing activities of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations.

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to the impact of the COVID-19 pandemic, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third- party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that the product produced is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

Our or a third-party’s failure to execute on our manufacturing requirements, or to so execute on commercially reasonable terms and timelines in compliance with cGMP requirements, could adversely affect our business in a number of ways, including:

•	inability to meet our product specifications and quality requirements consistently;
•	an inability to initiate or continue preclinical studies or clinical trials of our product candidates under development;
•	delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates, if at all;
•	loss of the cooperation of future collaborators;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease development or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product or any other future product candidates.

Changes in methods of product candidate manufacturing may result in additional costs or delays.

As product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacturing batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

Any approved products may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. Most of our product candidates target mechanisms for which there are limited or no currently approved products, which may result in slower adoption by physicians, patients and payors. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	our ability to offer our products for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•

the availability of coverage and adequate reimbursement from third-party payor programs, and the willingness of patients to pay out of pocket in the absence of such third-party payor coverage and reimbursement;

•	the strength of marketing and distribution support; and
•	the prevalence and severity of any side effects.

We may not be able to successfully commercialize our product candidates, if approved, due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell our product candidates profitably.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process, with uncertain results, that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may not be available, or may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, there is no uniform policy among third-party payors for coverage and reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Therefore, a third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

We cannot be sure that reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded therapeutics and therapeutics administered under the supervision of a physician. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Reimbursement may impact the demand for, and the price of, any product for which we obtain marketing approval. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement are critical to a new product’s acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product.

Additionally, we or collaborators may develop companion diagnostic tests for use with our product candidates. We, or our collaborators, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we may seek for our product candidates. While we have not yet developed any companion diagnostic tests for our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates.

Outside of the United States, many countries require approval of the sale price of a product before it can be marketed, and the pricing review period only begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some of these countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if such product candidates obtain marketing approval.

If the market opportunities for any of our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

We are focused initially on the development of treatments for nucleotide expansion repeat diseases. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to research and develop and to manufacture our product candidates, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with will likely expect to be granted rights to publish data arising out of such collaboration and any joint research and development programs may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

If any of our product candidates are approved for marketing and commercialization and we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we will be unable to successfully commercialize our product candidates if and when they are approved.

We have no sales, marketing or distribution capabilities or experience. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize future products on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product portfolios; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of these product revenue to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or devote the necessary resources and attention to sell and market any future products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

Risks Related to Our In-Licenses and Other Strategic Agreements

We may not realize the benefits of any acquisitions, in-license or strategic alliances that we enter into.

We have entered into in-license agreements with multiple licensors and in the future may seek and form strategic alliances, create joint ventures or collaborations, or enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates.

These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or in-license agreements or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, or if there are materially adverse impacts on our or the counterparty’s operations resulting from COVID-19, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement.

We may wish to form collaborations in the future with respect to our product candidates, but may not be able to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of those product candidates, including in territories outside the United States or for certain indications. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third-party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third-party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our technologies, product candidates and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the combined company. As a result, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any planned sales or marketing activities for such product candidate, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Our product candidates may also require specific technologies to work effectively and efficiently, and rights to those technologies may be held by others. We may be unable to in-license any compositions, methods of use, processes or other third party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs due to related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	the inability to commercialize our product candidates; and
•	decreased demand for our product candidates, if approved for commercial sale.

We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claims, or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

We face an inherent risk of product liability as a result of the planned studies and clinical trials of our product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct substantially all of our operations remotely and at our leased laboratory and office space in La Jolla, California and office space in Carlsbad, California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock awards that vest over time. The value to employees of stock awards and restricted stock awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2021, we had 21 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

•	identify, recruit integrate, maintain and motivate additional qualified personnel;
•	manage our development efforts effectively, including the initiation and conduct of clinical trials for our product candidates; and
•	improve our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to develop, manufacture and commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert financial and other resources, and a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time, to managing these growth activities.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (Tax Act), as modified by legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), U.S. federal net operating losses (NOLs), incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely to offset future taxable income, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

As of December 31, 2020, we had $10.1 million of U.S. federal NOLs and $10.3 million of state NOLs. U.S. federal NOL carryforwards totaling $0.1 million will begin to expire in 2037 unless previously utilized, and U.S. federal NOL carryforwards of $ 10.0 million can be carried forward indefinitely under current law. State NOL carryforwards totaling $10.3 million will begin to expire in 2037, unless previously utilized. As of December 31, 2020, we also had aggregate U.S. federal and state research and development (R&D) credits of approximately $0.1 million and $0.2 million, respectively. U.S. federal R&D credits carryforwards begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, R&D credits and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs, R&D credits and other applicable tax attributes carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOL carryforwards to offset taxable income in tax years beginning after 2019 and before 2023. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows. We have not undertaken a Section 382 study, and it is possible that we have previously undergone one or more ownership changes so that our use of net operating losses is subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Government Regulation

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any products on the market, our operations may be, directly or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. federal false claims, including the False Claims Act, which can be enforced through whistleblower actions, and civil monetary penalties laws, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•

the U.S. federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, (HITECH), and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information;

•	the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives;

•

analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives; and

•	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the delay, reduction, termination or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may charge for such product candidates.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is also unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless Congress takes additional action.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.

For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

We expect that the healthcare reform measures that have been adopted, and that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy and data protection laws could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and our collaborators and third-party providers may be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Furthermore, California recently enacted the California Consumer Privacy Act (the CCPA) which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. At this time, we do not collect personal information relating to residents of California but should we begin to do so, the CCPA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions.

Foreign data protection laws, including the EU General Data Protection Regulation (the GDPR), may also apply to health-related and other personal information obtained outside of the United States. The GDPR, which came into effect on May 25, 2018, imposes strict requirements for processing the personal data of individuals within the European Economic Area (EEA) and the United Kingdom, including clinical trial data, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The GDPR imposes strict requirements for the collection, use and disclosure of personal data, including stringent requirements relating to obtaining consent, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. At this time, we do not believe we are subject to the GDPR, but should this change, the GDPR will increase our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Compliance with U.S. and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure by us or our collaborators and third-party providers to comply with U.S. and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

We rely upon a combination of patents, know-how and confidentiality agreements to protect the intellectual property related to our products and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market.

Our success depends in large part on our ability to obtain and maintain patent protection for our platform technologies, product candidates and their uses, as well as our ability to operate without infringing the proprietary rights of others. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business. Our pending and future patent applications may not result in patents being issued or that issued patents will afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates.

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner, including delays as a result of the COVID-19 pandemic impacting our or our licensors’ operations. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. For example, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, inventorship, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending patent applications may be challenged in patent offices in the United States and abroad. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO or our issued patents may be subject to post-grant review (PGR) proceedings, oppositions, derivations, reexaminations, or inter partes review (IPR) proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our product candidates or their uses could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We may also rely on trade secret protection as temporary protection for concepts that may be included in a future patent filing. However, trade secret protection will not protect us from innovations that a competitor develops independently of our proprietary know how. If a competitor independently develops a technology that we protect as a trade secret and files a patent application on that technology, then we may not be able to patent that technology in the future, may require a license from the competitor to use our own know-how, and if the license is not available on commercially-viable terms, then we may not be able to launch our product. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, and this scenario could materially adversely affect our business, financial condition and results of operations.

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. We have pending U.S. and foreign patent applications in our portfolio; however, we cannot predict:

•	if and when patents may issue based on our patent applications;
•	the scope of protection of any patent issuing based on our patent applications;
•	whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
•	whether or not third parties will find ways to invalidate or circumvent our patent rights;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•

whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries; and/or

•

whether, as the COVID-19 pandemic continues to spread around the globe, we may experience patent office interruption or delays to our ability to timely secure patent coverage to our product candidates.

We cannot be certain that the claims in our pending patent applications directed to our product candidates and/or technologies will be considered patentable by the USPTO or by patent offices in foreign countries. There can be no assurance that any such patent applications will issue as granted patents. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

We may not be able to protect our intellectual property rights throughout the world.

Patents are of national or regional effect, and although we currently have an issued patent and pending applications in the United States, filing, prosecuting and defending patents on all of our research programs and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Various companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights.

Various countries outside the United States have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. As a result, a patent owner may have limited remedies in certain circumstances, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our technologies, products and product candidates. While we will endeavor to try to protect our technologies, products and product candidates with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time consuming, expensive and unpredictable.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third -party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse, including due to the effect of the COVID-19 pandemic on us or our patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make product candidates that are similar to ours but that are not covered by the claims of the patents that we own or have exclusively licensed;
•	we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•	we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•

it is possible that noncompliance with the USPTO and foreign governmental patent agencies requirement for a number of procedural, documentary, fee payment and other provisions during the patent process can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or have exclusively licensed may be revoked, modified, or held invalid or unenforceable, as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;
•

we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that directed to our product candidates or uses thereof in the United States or in other foreign countries;

•

there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;

•

countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates;

•	the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
•	if enforced, a court may not hold that our patents are valid, enforceable and infringed;
•	we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•	we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property;
•	we may fail to adequately protect and police our trademarks and trade secrets; and
•

the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.

Should any of these or similar events occur, they could significantly harm our business, results of operations and prospects.

Our technology licensed from various third parties may be subject to retained rights.

We are currently party to a license agreement with Wisconsin Alumni Research Foundation (WARF) pursuant to which we acquired an exclusive license to certain patents relating to compounds and methods for modulating gene expression, compounds and methods for modulating FA expression and next generation synthetic transcription factors. WARF retains, and our future licensors may also retain, certain rights under the relevant agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We sometimes collaborate with academic institutions to accelerate our preclinical research or development. While it is our policy to avoid engaging our university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to our product candidates are controlled by our future licensors or collaboration partners. If any of our future licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

We may enter into license agreements in the future with others to advance our existing or future research or allow commercialization of our existing or future product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our future licensors fail to prosecute, maintain, enforce, and defend such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our future product candidates that are subject of such licensed rights could be adversely affected.

Our future licensors may rely on third-party consultants or collaborators or on funds from third parties such that our future licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Disputes may arise between us and our future licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patents and other rights to third parties;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	our right to transfer or assign the license;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners; and
•	the priority of invention of patented technology.

In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we license in the future prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In spite of our best efforts, our future licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

From time to time, we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•

collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities, or the ongoing COVID-19 pandemic;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•

a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our future product candidates or that results in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable future product candidates;
•

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe existing or future third-party patents. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. We cannot be certain that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. Third parties may assert infringement claims against us based on existing or future intellectual property rights. In the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, might assert are infringed by our future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents, and there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

We may choose to challenge the enforceability or validity of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office (EPO), or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, and could divert the time and attention of our technical personnel and management, cause development delays, and/or require us to develop non-infringing technology, which may not be possible on a cost-effective basis, any of which could materially harm our business. In the event of a successful claim of infringement against us, we may have to pay substantial monetary damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing drug or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors or other third parties may infringe our patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, we cannot assure you that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

As is common in the pharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other pharmaceutical companies including our competitors or potential competitors. We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

We may rely on trade secret and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our product candidate, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with whom we share facilities enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s property, potential trade secrets, proprietary know-how, and information. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. We cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a United States patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension (PTE) based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain PTE or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Moreover, any name we have proposed to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Risks Related to the Securities Market and Ownership of Our Common Stock

An active trading market for our common stock may not continue to be developed or be sustained, which may make it difficult for you to sell your shares.

Prior to our initial public offering in March 2021, there had been no public market for our common stock. The trading market for our common stock on The Nasdaq Global Select Market has been limited and an active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares at a price that is attractive to you, or at all.

The price of our common stock could be subject to volatility related or unrelated to our operations.

Our stock price may be volatile. The stock market in general and the market for biotechnology and pharmaceutical companies, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares at a price that is attractive to you, or at all. The market price for our common stock may be influenced by numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;
•	our operating performance and the performance of other similar companies;
•	the published opinions and third-party valuations by banking and market analysts;
•	results from our future clinical trials with our future product candidates or of our competitors;
•	adverse results or delays in preclinical studies;
•	failure to commercialize our product candidates;
•	unanticipated serious safety concerns related to the use of our product candidates;
•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•

any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	regulatory or legal developments in the United States and other countries;

•	changes in the structure of healthcare payment systems;
•	the level of expenses related to future product candidates or clinical development programs;
•	our failure to achieve product development goals in the timeframe we announce;
•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry;
•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float;
•	political uncertainty and/or instability in the United States;
•	the ongoing and future impact of the COVID-19 pandemic and actions taken to slow its spread; and
•	any other factors discussed in this report.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biopharmaceutical companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile as a result of the COVID-19 pandemic. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage or our outstanding capital stock.  As a result of their share ownership, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 31, 2021, we had 55,617,322 outstanding shares of common stock. Of these shares, approximately 12,802,500 shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in September 2021 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering. Goldman Sachs & Co. LLC, SVB Leerink LLC and Piper Sandler & Co. may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

Additionally, the holders of approximately 25,212,548 shares of our common stock, or their transferees, have rights, subject to some conditions to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. If we were to register the resale of these shares, they could be freely sold in the public market beginning in September 2021 following the scheduled expiration of market standoff and lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their share

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2021 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

We are an “emerging growth company”, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	not being required to hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

In addition, as an “emerging growth company” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless we later irrevocably elect not to avail ourselves of this exemption. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date upon which we are deemed to be a “large accelerated filer”, which means the market value of our common stock that is held by non-affiliates exceeds $ 700 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to public company reporting and compliance initiatives.

As a public company listed on the Nasdaq Global Select Market, we incur significant expenses for director and officer insurance, legal services, accounting services and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and the Nasdaq Global Select Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to continue to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costlier. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we are required to incur substantial costs to maintain our current levels of such coverage.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to requirements of the Sarbanes-Oxley Act, the regulations of the Nasdaq Global Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. Company responsibilities required by the Sarbanes-Oxley Act include, among other things, that we maintain corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain, and improve the effectiveness of our internal controls and procedures, and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. We are not currently required to make a formal assessment of the effectiveness of our internal control over financial reporting under the SEC rules that implement Section 404 of the Sarbanes-Oxley Act. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our internal information technology systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third -party CROs and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed.

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and research facility are located in the county of San Diego, California, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, Trade Laws), prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of

Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We, and the third parties with whom we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Each of our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with whom we share our facilities, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research and development. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no or only very few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to affect such amendments to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company.

The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, and the federal district courts of the United States of America will be the exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against our company and our directors, officers and employees.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees, governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

In addition, our amended and restated certificate of incorporation will provide that, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, unless we consent in writing to the selection of an alternative forum.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, we issued and sold the following unregistered securities:

(1)

In January 2021, we entered into a Series B preferred stock purchase agreement with various investors, pursuant to which we issued and sold to such investors an aggregate of 19,083,979 shares of Series B convertible preferred stock at a purchase price of $6.55 per share, and received aggregate gross proceeds of $125.0 million.

(2)

From January 1, 2021 through March 24, 2021, which is the day before we priced our initial public offering, we granted stock options to purchase an aggregate of 328,217 shares of our common stock at a weighted average exercise price of $7.71 per share, to certain of our employees and consultants in connection with services provided to us by such persons.

The issues of securities described above in paragraph (1) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) (or Regulation D promulgated thereunder) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D. No underwriters were involved in these transactions.

The issues of securities described above in paragraph (2) was deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under our 2018 Equity Incentive Plan.

Use of Proceeds

On March 25, 2021, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-253954) that was declared effective by the SEC on March 25, 2021, for 12,000,000 shares of our common stock for sale to the public at a price of $20.00 per share. In addition, in March 2021, the underwriters exercised their over-allotment option to purchase 1,800,000 additional shares of our common stock in the initial public offering at the public offering price of $20.00 per share, such that the aggregate offering price of our initial public offering was $276.0 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $254.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The underwriters for our initial public offering were Goldman Sachs & Co. LLC, SVB Leerink LLC and Piper Sandler & Co.

Upon receipt, the net proceeds from our initial public offering were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. Through March 31, 2021, we have not used any of the net proceeds from our initial public offering. Pursuant to our investment policy we may further invest these funds in U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 30, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed March 30, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 22, 2021).
4.2

Amended and Restated Investors’ Rights Agreement, by and between the Registrant and certain of its stockholders, dated January 25, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed March 5, 2021).

10.1

Design Therapeutics, Inc. 2021 Equity Incentive Plan, and Forms of Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 22, 2021).

10.2	Design Therapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 22, 2021).
10.3	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 22, 2021).
10.4

Lease, by and between the Registrant and Crossing Holdings, LLC, dated February 2, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 5, 2021).

31.1*

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Design Therapeutics, Inc.

Date: May 10, 2021	By:	/s/ João Siffert, M.D.
João Siffert, M.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)