Form 10-Q
period 2021-06-30
Design Therapeutics, Inc.
filed 2021-08-09
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of July 31, 2021, was 55,617,322.

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
•

the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our preclinical studies and clinical trials as well as third-party suppliers and manufacturers;

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
•

We may rely on trade secrets and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

•	The price of our common stock could be subject to volatility related or unrelated to our operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$370,838	$2,379
Investment securities	31,998	33,712
Prepaid expense and other current assets (including related party amounts of $60 and $0, respectively)	2,039	142
Total current assets	404,875	36,233
Property and equipment, net	271	71
Deferred offering costs	—	212
Total assets	$405,146	$36,516
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (including related party amounts of $20 and $20, respectively)	$1,585	$1,399
Accrued expenses	1,820	931
Total current liabilities	3,405	2,330
Other long-term liabilities	140	145
Total liabilities	3,545	2,475
Commitments and contingencies (See Note 8)
Convertible preferred stock, $0.0001 par value; no shares and 22,500,000 shares authorized, no shares and 22,012,499 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; liquidation preference of zero and $45,625 as of June 30, 2021 and December 31, 2020, respectively	—	45,356
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 200,000,000 and 60,000,000 shares authorized, 55,617,322 and 16,604,774 shares issued, 55,114,729 and 15,957,821 shares outstanding at June 30, 2021 and December 31, 2020, respectively	6	1
Additional paid-in capital	426,680	451
Accumulated deficit	(25,073)	(11,923)
Accumulated other comprehensive income	(12)	156
Total stockholders’ equity (deficit)	401,601	(11,315)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$405,146	$36,516

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Grant revenue	$—	$31	$—	$173
Operating expenses:
Research and development (including related party amounts of $45, $0, $90 and $8, respectively)	5,027	1,061	8,902	1,438
General and administrative (including related party amounts of $60, $60, $120 and $172, respectively)	2,660	433	4,465	821
Total operating expenses	7,687	1,494	13,367	2,259
Loss from operations	(7,687)	(1,463)	(13,367)	(2,086)
Other income (expense), net (including related party expense amounts of $0, $0, $0, and $30, respectively)	51	21	217	(19)
Net loss	$(7,636)	$(1,442)	$(13,150)	$(2,105)

Net loss per share, basic and diluted	$(0.14)	$(0.06)	$(0.36)	$(0.08)
Weighted-average shares of common stock outstanding, basic and diluted	55,081,397	25,597,154	36,459,244	25,558,779

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(7,636)	$(1,442)	$(13,150)	$(2,105)
Other comprehensive gain (loss):
Unrealized (loss) gain on available-for-sale securities	(14)	13	(168)	194
Comprehensive loss	$(7,650)	$(1,429)	$(13,318)	$(1,911)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

						Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at March 31, 2021	—	$—	55,042,550	$6	$425,435	$2	$(17,437)	$408,006
Vesting of restricted stock	—	—	72,179	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,243	—	—	1,243
Unrealized loss on investments	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(7,636)	(7,636)
Balance at June 30, 2021	—	$—	55,114,729	$6	$426,680	$(12)	$(25,073)	$401,601

Balance at December 31, 2020	22,012,499	$45,356	15,957,821	$1	$451	$156	$(11,923)	$(11,315)
Issuance of Series B convertible preferred stock, net of $288 of issuance costs	19,083,979	124,712	—	—	—	—	—	—
Preferred stock converted into shares of common stock	(41,096,478)	(170,068)	25,212,548	4	170,064	—	—	170,068
Initial public offering of common shares, net of $21,728 of issuance costs	—	—	13,800,000	1	254,270	—	—	254,271
Vesting of restricted stock	—	—	144,360	—	5	—	—	5
Stock-based compensation	—	—	—	—	1,890	—	—	1,890
Unrealized loss on investments	—	—	—	—	—	(168)	—	(168)
Net loss	—	—	—	—	—	—	(13,150)	(13,150)
Balance at June 30, 2021	—	$—	55,114,729	$6	$426,680	$(12)	$(25,073)	$401,601

Balance at March 31, 2020	22,012,499	$45,356	15,690,585	$1	$4	$181	$(4,306)	$(4,120)
Vesting of restricted stock	—	—		—	—	—	—	—
Stock-based compensation	—	—	—	—	10	—	—	10
Unrealized gain on investments	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(1,442)	(1,442)
Balance at June 30, 2020	22,012,499	$45,356	15,690,585	$1	$14	$194	$(5,748)	$(5,539)

Balance at December 31, 2019	—	$—	15,640,133	$1	$—	$—	$(3,643)	$(3,642)
Issuance of Series A convertible preferred stock, net of $270 of issuance costs	21,710,814	44,731	—	—	—	—	—	—
Conversion of convertible debt and interest to Series A convertible preferred stock	301,685	500	—	—	—	—	—	—
Settlement of bifurcated conversion liability	—	125	—	—	—	—	—	—
Vesting of restricted stock	—	—	50,452	—	—	—	—	—
Stock-based compensation	—	—	—	—	14	—	—	14
Unrealized gain on investments	—	—	—	—	—	194	—	194
Net loss	—	—	—	—	—	—	(2,105)	(2,105)
Balance at June 30, 2020	22,012,499	$45,356	15,690,585	$1	$14	$194	$(5,748)	$(5,539)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(13,150)	$(2,105)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	16	—
Stock-based compensation	1,890	14
Amortization of premiums on investment securities, net	(128)	(11)
Non-cash interest expense	—	12
Non-cash interest expense—related party	—	26
Change in operating assets and liabilities:
Prepaid expense and other assets	(1,624)	(43)
Prepaid expense and other assets—related party	(60)	—
Deferred revenue	—	(173)
Accounts payable and accrued liabilities	1,075	151
Accounts payable and accrued liabilities—related party	—	(1,837)
Other long-term liabilities	(5)	—
Net cash used in operating activities	(11,986)	(3,966)
Cash flows from investing activities
Purchases of investment securities	(32,037)	(42,757)
Proceeds from maturities of investment securities	33,710	4,011
Purchases of property and equipment	(216)	—
Net cash provided by (used in) investing activities	1,457	(38,746)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	254,271	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	124,712	44,731
Proceeds from the exercise of stock options and vesting of restricted stock	5	—
Proceeds from the issuance of notes payable, net of issuance costs—related party	—	200
Repayment of notes payable—related party	—	(400)
Net cash provided by financing activities	378,988	44,531
Net increase in cash and cash equivalents	368,459	1,819
Cash and cash equivalents at beginning of period	2,379	77
Cash and cash equivalents at end of period	$370,838	$1,896
Supplemental disclosures
Conversion of convertible notes to convertible preferred shares, including bifurcated conversion liability	$—	$271
Conversion of convertible notes to convertible preferred shares, including bifurcated conversion liability - related party	$—	$354
Interest paid	$—	$18

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

Stock-based compensation expense recognized in the Company’s statements of operations during the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$496	$7	$660	$10
General and administrative	747	3	1,230	4
Total	$1,243	$10	$1,890	$14

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance to clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. ASU 2021-04 is effective for annual beginning after December 15, 2021, inclding interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements and does not currently expect the adoption will have a material impact on its financial statements and related disclosures.

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, restricted common stock subject to repurchase, stock options outstanding under the Company’s equity incentive plans, employee stock purchase rights under the Company’s ESPP, and shares of common stock that are issuable under convertible debt, as applicable.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive. More specifically, as of June 30, 2021and 2020, convertible preferred stock, stock options, employee stock purchase rights, and unvested common stock subject to repurchase, as applicable, totaling approximately 2,687,000 shares and 14,431,000 shares, respectively, were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

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

The following table summarize the Company’s financial instruments measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2021:
Assets:
Money market funds(1)	$369,796	$369,796	$—	$—
Certificates of deposit	1,919	1,919	—	—
U.S. Treasury securities	30,079	30,079	—	—
Total	$401,794	$401,794	$—	$—
As of December 31, 2020:
Assets:
Money market funds(1)	$2,100	$2,100	$—	$—
Certificates of deposit	1,754	1,754	—	—
U.S. Treasury securities	31,958	31,958	—	—
Total	$35,812	$35,812	$—	$—

(1)	Included in cash and cash equivalents on the accompanying balance sheets.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Interest bearing money market accounts and certificates of deposit are valued at amortized cost, which approximates fair value.

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding losses, allowances for credit losses and fair value of available-for-sale investments by types, maturies and classes of securities at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

		As of June 30, 2021
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$1,470	$1	$(1)	$—	$1,470
Certificates of deposits	1 year to 2 years	449	—	—	—	449
U.S. Treasury securities	1 year to 2 years	30,091	—	(12)	—	30,079
Total		$32,010	$1	$(13)	$—	$31,998

		As of December 31, 2020
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$1,750	$4	$—	$—	$1,754
U.S. Treasury securities	Within 1 year	31,806	152	—	—	31,958
Total		$33,556	$156	$—	$—	$33,712

The Company reviews its investments at each reporting date to identify and evaluate whether a decline in fair value below the amortized cost basis of available-for-sale securities is due to credit-related factors and determines if such unrealized losses are the result of credit losses that requires impairment. Factors considered in determining whether an unrealized loss is the result of a credit loss or other factors include the extent to which the fair value is less than the cost basis, any changes to the rating of the security by a rating agency, the financial condition and near-term prospects of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic condition and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At June 30, 2021 there were eight securities in an unrealized loss position. The Company evaluated the securities individually for other-than-temporary impairment and considered the decline in market value to be primarily attributable to changes in interest rates. Each security remained at a high credit quality rating and the unrealized losses of each security was immaterial. Further, there had been no adverse conditions noted for any of the issuers and Company does not intend to sell any of the securities prior to maturity. As such, the Company has classified the losses as temporary in nature and the Company did not record a reserve for credit losses. At December 31, 2020, there were no securities in an unrealized loss position.

As of June 30, 2021, the Company held eight domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation (“FDIC”) insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaids and other current assets on the Company’s balance sheets, was less than $0.1 million at June 30, 2021 and December 31, 2020.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$1,859	$60
Security deposits	104	47
Interest receivable	76	10
Other	—	25
Total	$2,039	$142

Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory equipment	$281	$76
Computer equipment and software	11	—
	292	76
Less accumulated depreciation	(21)	(5)
Total	$271	$71

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued personnel costs	$941	$565
Accrued research and development costs	640	266
Accrued other	239	100
Total	$1,820	$931

7. Grant Revenue

The Company recognizes revenue pursuant to grants, as described further in Note 2, by measuring the progress of the applicable research and development services provided over time, based on the effort the Company expends and costs incurred, relative to the estimated total effort and costs to be incurred under the grant. This results in a percentage that the Company multiplies by the grant award amount to determine the amount of grant revenue to be recognized each period. This approach requires the Company to use judgement and make estimates of future expenditures. If the Company’s estimates or judgements change over the course of the term of the grant, it may affect the timing and amount of revenue that it recognizes in the current and future periods.

During the three and six months ended June 30, 2020, the Company recognized less than $0.1 million and $0.2 million of grant revenue, respectively, from awards by the NSF, NIH and FARA, respectively. No grant revenue was recognized for the three and six months ended June 30, 2021.

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

In November 2019, the Company issued an unsecured promissory note to borrow up to $ 0.5 million to a co-founder (the “November Note”) for working capital. The November Note bore interest at prime plus 4.5% and matured on or before January 1, 2022 and included a final payment of 3% on the amounts advanced at maturity. In December 2019 and January 2020, the Company borrowed a total of $0.4 million under the November Note with interest payable at 9.25% per annum. The final payment on the advances was amortized to interest expense using the effective interest rate method over the loan term. The principal and interest payable on the November Note were repaid in full in 2020.

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

Lease

In May 2019 the Company entered into an agreement, as subsequently amended, to lease laboratory space pursuant to a three-month, automatically renewing lease. The lease is subject to annual rent increases of 3% and the Company had paid security deposits totaling $0.1 million as of June 30, 2021 which was included in prepaid expenses and other current assets on the Company’s balance sheets. Due to the short-term nature of the lease, it has not been included as an operating lease right of use asset nor as an operating lease liability on the Company’s balance sheets. The Company also has access to office space on an as-available basis from time to time pursuant to a consulting agreement. See Note 11 for further discussion.

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

Future minimum payments under the Lease as of June 30, 2021 are as follows (in thousands):

2021	$242
2022	733
2023	755
2024	778
2025	801
Thereafter	1,387
$4,696

Rent expense for the three months ended June 30, 2021 and 2020 was $136,000 and $22,000, respectively. Rent expense for the six months ended June 30, 2021 and 2020 was $212,000 and $34,000, respectively.

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of June 30, 2021 or December 31, 2020.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

9. License Agreement

In February 2019, the Company entered into a Human Therapeutics Exclusive License Agreement (the “License Agreement”) with the Wisconsin Alumni Research Foundation (“WARF”). Under the License Agreement, the Company licensed the exclusive, worldwide, royalty-bearing, sublicensable, rights to certain WARF patents and the nonexclusive worldwide rights to certain know-how to develop and commercialize products for the prevention, diagnosis and treatment of disease. As consideration for the license, the Company agreed to pay an upfront fee of $250,000, which the Company immediately expensed as research and development expense in its statements of operations as there was no alternative future use for the license. The Company paid $25,000 of the upfront fee upon execution of the agreement and the remaining $225,000 was due upon the earlier of the first anniversary of the License Agreement or the Company receiving a certain level of gross proceeds from an equity financing. At December 31, 2019, the second payment of $225,000 was recorded as an accrued liability on the Company’s balance sheet. In February 2020, the Company paid the $225,000 balance upon the initial closing of its Series A preferred stock financing.

Pursuant to the License Agreement, the Company is required to pay $125,000 upon the acceptance of an investigation new drug (“IND”) application in the U.S. and will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company has paid no milestone or royalty payments as of June 30, 2021.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were less than $0.1 million for the three and six months ended June 30, 2021 and 2020, respectively, which were recorded as general and administrative expenses in the statements of operations.

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

A summary of the Company’s restricted shares of common stock and unvested stock liability, recorded as a long-term liability on the Company’s balance sheets, is as follows (in thousands, except share data):

	Shares	Liability
Balance at December 31, 2020	646,953	$145
Vested shares	(144,360)	(5)
Balance at June 30, 2021	502,593	$140

2021 Employee Stock Purchase Plan

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 600,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition,

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of June 30, 2021, no shares of the Company’s common stock have been purchased under the ESPP.

 11. Related Party Transactions

Consulting Agreements

In January 2019, the Company entered into an agreement with the Marlinspike Group, LLC (“Marlinspike Group”) for research support, management, and business consulting services (the “2019 Consulting Agreement”). Further, Marlinspike Group provides the use of approximately 2,120 square feet of its office space in Carlsbad, California to the Company on an as-available basis from time to time pursuant to the agreement. The Company’s Executive Chairperson, co-founder and member of its board of directors is an executive officer of Marlinspike Group and, the Company’s Chief Operating Officer was an executive officer of Marlinspike Group until February 2020.

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$—	$—	$—	$8
General and administrative	60	60	120	172
Total expenses	$60	$60	$120	$180

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Asnsari, a co-founder, provides consulting services and advises on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performs these services for a monthly fee of $15,000.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$45	$—	$90	$—
Total expenses	$45	$—	$90	$—

As of June 30, 2021 and December 31, 2020, the Company had accounts payable of $20,000 pursuant to its related party consulting agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in our Prospectus dated March 25, 2021 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act) with the Securities and Exchange Commission (SEC) on March 26, 2021. In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

In preclinical studies for our lead program, we have observed restoration of frataxin (FXN) levels in cells from FA patients using our FA GeneTACs. FA GeneTACs administered to rodents and to non-human primates, at doses that were observed to be well tolerated, achieved biodistribution to brain and heart, the key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACs. Investigational new drug (IND)-enabling studies for two FA GeneTAC development candidates are underway, in alignment with feedback received from the Food and Drug Administration (FDA) through a pre-IND meeting and from the European Medicines Agency (EMA) through a scientific advice procedure. Subject to receiving regulatory clearance, one of these FA GeneTAC development candidates will be selected to proceed into clinical trials. We anticipate a first-in-human dosing in FA patients in the first half of 2022. In our second GeneTAC program in DM1, we observed reduced nuclear foci in DM1 patient muscle cells after administration of our DM1 GeneTACs. We expect to complete IND-enabling studies and seek regulatory clearance for a first-in-human clinical trial in 2023. We continue to make significant progress in advancing our GeneTAC portfolio in preclinical studies to address other serious nucleotide repeat expansion-driven monogenic diseases, and intend to declare an additional product candidate in 2023.

To date, we have incurred net losses and negative cash flows from operations since our inception and as of June 30, 2021, had an accumulated deficit of $25.1 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

We have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant revenue and the issuance of convertible notes and debt. For example, in March 2021, we completed our initial public offering in which we sold 13,800,000 shares of our common stock at $20.00 per share and received net proceeds, after underwriting discount and offering costs, of $254.3 million. Further, in January 2021, we issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net proceeds of approximately $124.7 million. Our cash, cash equivalents and investment securities balance as of June 30, 2021, was $402.8 million.

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

Our future research and development expenses may vary significantly based on a wide variety of factors such as:

•	the number and scope, rate of progress, expense and results of our discovery and preclinical development activities;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate;
•	the efficacy and safety profile of the product candidate;
•	the timing, receipt, and terms of any approvals from applicable regulatory authorities including FDA and non-U.S. regulators;
•	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;
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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including employee salaries, bonuses, benefits, and stock-based compensation charges, for personnel in executive and administrative functions. Other significant general and administrative expenses include insurance costs, legal fees relating to intellectual property and corporate matters and professional fees for accounting, tax and consulting services.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Revenue:
Grant revenue	$—	$31	$(31)
Operating expenses:
Research and development	5,027	1,061	3,966
General and administrative	2,660	433	2,227
Total operating expenses	7,687	1,494	6,193
Loss from operations	(7,687)	(1,463)	(6,224)
Other income, net	51	21	30
Net loss	$(7,636)	$(1,442)	$(6,194)

Grant Revenue.  During the three months ended June 30, 2020, we recognized $31,000 of grant revenue from research grants provided by the National Science Foundation and the Friedreich’s Ataxia Research Alliance for research related to FA and for the development of a genomic targeting drug delivery platform. As of December 31, 2020, we had fully recognized all revenue pursuant to the grant awards and hence, there was no such revenue recognized for the three months ended June 30, 2021.

Research and Development Expenses. Research and development expenses were $5.0 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $4.0 million was due primarily to additional expense to support the advancement of our FA program, including chemistry and manufacturing development costs, and cost incurred on our DM1 program during the three months ended June 30, 2021 which were not incurred in the same period of 2020. Further, we incurred higher personnel and related costs during the three months ended June 30, 2021 as compared to the same period in 2020, as we expanded the number of research and development employees to support our programs. The increased personnel related costs include an additional $0.5 million of non-cash stock-based compensation costs incurred during 2021 as compared to 2020.

The following table summarizes our research and development expenses by direct and indirect costs for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Direct costs(1)	$3,110	$674	$2,436
Indirect costs	1,917	387	1,530
Total research and development expenses	$5,027	$1,061	$3,966

(1)	In future periods when clinical trial expenses are incurred, external costs will be broken out between our clinical programs and our preclinical programs.

General and Administrative Expenses. General and administrative expenses were $2.7 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectfully. The increase of $2.2 million was due primarily to additional personnel and related costs incurred during the three months ended June 30, 2021 as compared to the same period in 2020, as we increased the number of general and administrative personnel to support our organization, including our expanded research and development team and public company operations. The increased personnel related costs includes an additional $0.7 million of non-cash stock-based compensation costs incurred during 2021 as compared to 2020. Further, we incurred increased costs to operate as a public company during the three months ended June 30, 2021 as compared to the same period in 2020, including insurance expense and professional fees for legal and accounting services.

Other Income, Net. Other income was less than $0.1 million for the three months ended June 30, 2021 and 2020. Other income recognized during the periods consisted primarily of interest income from investments of our excess cash reserves, made pursuant to guidelines in our investment policy.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Revenue:
Grant revenue	$—	$173	$(173)
Operating expenses:
Research and development	8,902	1,438	7,464
General and administrative	4,465	821	3,644
Total operating expenses	13,367	2,259	11,108
Loss from operations	(13,367)	(2,086)	(11,281)
Other income (expense), net	217	(19)	236
Net loss	$(13,150)	$(2,105)	$(11,045)

Grant Revenue.  During the six months ended June 30, 2020, we recognized $0.2 million of grant revenue from research grants provided by the National Science Foundation, the National Institutes of Health and the Friedreich’s Ataxia Research Alliance for research related to FA and for the development of a genomic targeting drug delivery platform. As of December 31, 2020, we had fully recognized all revenue pursuant to the grant awards and hence, there was no such revenue recognized for the six months ended June 30, 2021.

Research and Development Expenses.  Research and development expenses were $8.9 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $7.5 million was due primarily to additional expense to support the advancement of our FA program, including chemistry and manufacturing development costs, and cost incurred on our DM1 program during the six months ended June 30, 2021 which were not incurred in the same period of 2020. Further, we incurred higher personnel and related costs during the six months ended June 30, 2021 as compared to the same period in 2020, as we expanded the number of research and development employees to support our programs. The increased personnel related costs include an additional $0.7 million of non-cash stock-based compensation costs incurred during 2021 as compared to 2020.

The following table summarizes our research and development expenses by direct and indirect costs for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Direct costs(1)	$5,898	$944	$4,954
Indirect costs	3,004	494	2,510
Total research and development expenses	$8,902	$1,438	$7,464

(1)	In future periods when clinical trial expenses are incurred, external costs will be broken out between our clinical programs and our preclinical programs.

General and Administrative Expenses.  General and administrative expenses were $4.5 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectfully. The increase of $3.6 million was due primarily to additional personnel and related costs incurred during the six months ended June 30, 2021 as compared to the same period in 2020, as we increased the number of general and administrative personnel to support our organization, including our expanded research and development team and public company operations. The increased personnel related costs includes an additional $1.2 million of non-cash stock-based compensation costs incurred during 2021 as compared to 2020. Further, we incurred increased insurance expense and professional fees for legal and accounting services during the six months ended June 30, 2021 as compared to same period in 2020.

Other Income (Expense), Net.  Other income was $0.2 million for the six months ended June 30, 2021, as compared to net other expense of less than $0.1 million for the same period in 2020. Other income recognized in 2021 consisted primarily of interest income on our excess cash reserves. Net other expense in 2020 consisted primarily of interest expense related to borrowings pursuant to our convertible notes and notes payable and the change in fair value of the conversion feature of our convertible notes, partially offset by interest income on our excess cash reserves.

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

As of June 30, 2021, we had $370.8 million of cash and cash equivalents, an increase of $368.4 million from the $2.4 million of cash and cash equivalents at December 31, 2020. In addition, we had $32.0 million of available-for-sale investment securities at June 30, 2021, a decrease of $1.7 million from the $33.7 million of available-for-sale investment securities held at December 31, 2020. The increase in our cash and cash equivalents balance during the six months ended June 30, 2021 was primarily due to the proceeds received from our initial public offering of common stock completed in March 2021 and Series B convertible preferred stock offering completed in January 2021. Further detail of the change in our cash and cash equivalents for the six months ended June 30, 2021 and 2020 is summarized below (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash (used in) provided by:
Operating activities	$(11,986)	$(3,966)	$(8,020)
Investing activities	1,457	(38,746)	40,203
Financing activities	378,988	44,531	334,457
Net increase in cash and cash equivalents	$368,459	$1,819	$366,640

Operating Activities.  Net cash used in operating activities was $12.0 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively. The $8.0 million increase in our use of cash was primarily due to the $11.0 million increase in the net loss we incurred during the six months ended June 30, 2021, as compared to the same period in 2020. The higher net loss incurred during the 2021 period was due primarily to the advancement of our research and development programs and higher personnel costs to support these activities and our preparations to become, and operations as, a public company. Partially offsetting the cash impact of the increase in our net loss during the 2021 period was an increase in our accounts payable and accrued expense balances and higher non-cash expenses incurred during the period, including $1.9 million of additional non-cash stock-based compensation. Further, during the six months ended June 30, 2020, we used cash to reduce our accounts payable and accrued expense balances.

Investing Activities.  Net cash provided by investing activities was $1.5 million for the six months ended June 30, 2021, due primarily to the net proceeds received from the maturity of investment securities during the period. During the six months ended June 30, 2020, we used $38.7 million of cash to invest in investment securities. We have classified our investments securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities.  Net cash provided by financing activities was $379.0 million for the six months ended June 30, 2021, primarily from the $254.3 million of net proceeds received from our initial public offering in March 2021 and the $124.7 million of net proceeds received from the closing of our Series B convertible preferred stock financing in January 2021. Net cash provided by financing activities during the six months ended June 30, 2020 was $44.5 million, primarily from the $44.7 million of net proceeds received from our Series A convertible preferred stock financing during the period.

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

Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities and clinical trials for any future product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing our future product candidates and commercial manufacturing activities;
•	the emergence of competing therapies and other adverse market developments;
•	the cost, timing and outcome of seeking FDA, EMA and any other regulatory approvals for any future product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining strategic collaborations, licenses and other similar arrangements and the financial terms of such agreements;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to Wisconsin Alumni Research Foundation (WARF), or other future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	our need and ability to retain key management and hire scientific, technical, business, and medical personnel;
•	our implementation of additional internal systems and infrastructure, including operational, financial and management information systems;
•	the costs associated with expanding our facilities or building out our laboratory space;
•	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the COVID-19 pandemic; and
•	the cost associated with commercialization activities for any of our future product candidates, if approved.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (ii) the date upon which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) as December 31, 2026 (the last day of the fiscal year ending after the fifth anniversary of our initial public offering).

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

Item 1A. Risk Factors.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risks described below, together with the other information contained in this Quarterly Report and in our other public filings. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.  We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in our Prospectus dated March 25, 2021 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended with the Securities and Exchange Commission.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. All of our product candidates are in preclinical development, and none have been approved for commercial sale or tested in human subjects. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $8.3 million for the year ended December 31, 2020. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.*

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially during the next few years. The development of biopharmaceutical product candidates is capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution.

As of June 30, 2021, we had $402.8 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for any future product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing our future product candidates and commercial manufacturing activities;
•	the emergence of competing therapies and other adverse market developments;
•	the cost, timing and outcome of seeking FDA, EMA and any other regulatory approvals for any future product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining strategic collaborations, licenses and other similar arrangements and the financial terms of such agreements;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to WARF, or other future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	our need and ability to retain key management and hire scientific, technical, medical and business personnel;
•	our implementation of additional internal systems and infrastructure, including operational, financial and management information systems;
•	or costs associated with expanding our facilities or building out our laboratory space;
•	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the COVID-19 pandemic; and
•	the cost associated with commercialization activities for any our future product candidates, if approved.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our research programs are still in the preclinical or discovery stage. We have no history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. We are conducting IND-enabling studies for two FA GeneTAC development candidates. We have not yet begun clinical trials for any of our development programs. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to most countries across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been, were, or may again be suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business and planned clinical trials, including:

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

The COVID-19 pandemic and actions taken to reduce its spread continue to rapidly evolve. The extent to which the COVID-19 pandemic may continue to impact the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our planned preclinical studies and clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

We may seek orphan drug designation for our product candidates from the FDA and/or from the EMA in the future. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.*

We may seek orphan drug designation for our product candidates in the future; however, we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union (EU), may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products may grant orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, provided that the condition is affecting not more than five in 10,000 persons in the EU or if, without incentives, it is unlikely that marketing of the drug in the EU would generate sufficient returns to justify the investment needed to develop the drug, and no satisfactory method of diagnosis, prevention or treatment of the condition exists (or, if such a method exists, the drug must be of significant benefit to patients). There can be no assurance that the FDA or EMA will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We may rely on third parties to conduct, supervise, and monitor our planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.*

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our preclinical studies, and any future clinical trials of our product candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and planned clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with Good Laboratory Practice (GLP) and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practice (cGMP) regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. These risks are heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of COVID-19, including quarantines and shelter-in-place orders, which have also adversely impacted the supply chain for many research and clinical supplies. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the Centers for Medicare & Medicaid Services (CMS) revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of this product revenue to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or devote the necessary resources and attention to sell and market any future products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2021, we had 25 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, R&D credits and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs, R&D credits and other applicable tax attributes carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOL carryforwards to offset taxable income in tax years beginning after 2019 and before 2023. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows. We have not undertaken a Section 382 study, and it is possible that we have previously undergone one or more ownership changes so that our use of net operating losses is subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
•

the U.S. federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information;

•	the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives;

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

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may charge for such product candidates.*

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act) was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

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

For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.*

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are currently party to a license agreement with \WARF pursuant to which we acquired an exclusive license to certain patents relating to compounds and methods for modulating gene expression, compounds and methods for modulating FA expression and next generation synthetic transcription factors. WARF retains, and our future licensors may also retain, certain rights under the relevant agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

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

We may rely on trade secrets and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

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

Risks Related to the Securities Market and Ownership of Our Common Stock

An active trading market for our common stock may not continue to be developed or be sustained, which may make it difficult for you to sell your shares.*

Prior to our initial public offering in March 2021, there had been no public market for our common stock. The trading market for our common stock on The Nasdaq Global Select Market has been limited and an active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares at a price that is attractive to you, or at all.

The price of our common stock could be subject to volatility related or unrelated to our operations.*

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Certain of our executive officers, directors and large stockholders own a significant percentage or our outstanding capital stock.  As a result of their share ownership, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of June 30, 2021, we had 55,617,322 outstanding shares of common stock. Of these shares, approximately 12,802,500 shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in September 2021 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering. Goldman Sachs & Co. LLC, SVB Leerink LLC and Piper Sandler & Co. may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

We are an “emerging growth company”, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to public company reporting and compliance initiatives.*

As a public company listed on the Nasdaq Global Select Market, we incur significant expenses for director and officer insurance, legal services, accounting services and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and the Nasdaq Global Select Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to continue to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costlier. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we are required to incur substantial costs to maintain our current levels of such coverage.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.*

As a public company, we are subject to requirements of the Sarbanes-Oxley Act, the regulations of the Nasdaq Global Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. Company responsibilities required by the Sarbanes-Oxley Act include, among other things, that we maintain corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain, and improve the effectiveness of our internal controls and procedures, and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.*

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

We, and the third parties with whom we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Each of our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with whom we share our facilities or contract with, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If only very few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.*

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (DGCL) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

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

In addition, as a Delaware corporation, we are subject to Section 203 of the DGCL. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

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

Our amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, and the federal district courts of the United States of America will be the exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against our company and our directors, officers and employees.*

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees, governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investments securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through June 30, 2021, we had used approximately $5.3 million of the net proceeds received from our initial public offering to support our operations.

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

32.1*	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Design Therapeutics, Inc.

Date: August 9, 2021	By:	/s/ João Siffert, M.D.
João Siffert, M.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)