Form 10-Q
period 2021-09-30
Design Therapeutics, Inc.
filed 2021-11-09
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of November 5, 2021, was 55,662,501.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$357,662	$2,379
Investment securities	36,056	33,712
Prepaid expense and other current assets (including related party amounts of $60 and $0, respectively)	1,572	142
Total current assets	395,290	36,233
Property and equipment, net	1,320	71
Right-of-use asset	3,743	—
Deferred offering costs	—	212
Total assets	$400,353	$36,516
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (including related party amounts of $20 and $20, respectively)	$2,216	$1,399
Accrued expenses and other current liabilities (including related party amounts of $10 and $0, respectively)	3,289	931
Total current liabilities	5,505	2,330
Operating lease liability, net	3,273	—
Other long-term liabilities	11	145
Total liabilities	8,789	2,475
Commitments and contingencies (See Note 9)
Convertible preferred stock, $0.0001 par value; no shares and 22,500,000 shares authorized, no shares and 22,012,499 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of zero and $45,625 as of September 30, 2021 and December 31, 2020, respectively	—	45,356
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 200,000,000 and 60,000,000 shares authorized, 55,654,833 and 16,604,774 shares issued, 55,224,420 and 15,957,821 shares outstanding at September 30, 2021 and December 31, 2020, respectively	6	1
Additional paid-in capital	427,953	451
Accumulated deficit	(36,391)	(11,923)
Accumulated other comprehensive income	(4)	156
Total stockholders’ equity (deficit)	391,564	(11,315)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$400,353	$36,516

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Grant revenue	$—	$20	$—	$193
Operating expenses:
Research and development (including related party amounts of $98, $0, $188 and $8, respectively)	8,539	1,914	17,441	3,352
General and administrative (including related party amounts of $82, $60, $202 and $232, respectively)	2,798	489	7,263	1,310
Total operating expenses	11,337	2,403	24,704	4,662
Loss from operations	(11,337)	(2,383)	(24,704)	(4,469)
Other income, net (including related party expense amounts of $0, $0, $0, and $30, respectively)	19	63	236	44
Net loss	$(11,318)	$(2,320)	$(24,468)	$(4,425)

Net loss per share, basic and diluted	$(0.21)	$(0.09)	$(0.57)	$(0.17)
Weighted-average shares of common stock outstanding, basic and diluted	55,155,030	25,701,737	42,759,656	25,606,779

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(11,318)	$(2,320)	$(24,468)	$(4,425)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	8	(42)	(160)	152
Comprehensive loss	$(11,310)	$(2,362)	$(24,628)	$(4,273)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

						Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at June 30, 2021	—	$—	55,114,729	$6	$426,680	$(12)	$(25,073)	$401,601
Exercises of stock options and vesting of restricted stock	—	—	109,691	—	30	—	—	30
Stock-based compensation	—	—	—	—	1,243	—	—	1,243
Unrealized gain on investments	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(11,318)	(11,318)
Balance at September 30, 2021	—	$—	55,224,420	$6	$427,953	$(4)	$(36,391)	$391,564

Balance at December 31, 2020	22,012,499	$45,356	15,957,821	$1	$451	$156	$(11,923)	$(11,315)
Issuance of Series B convertible preferred stock, net of $288 of issuance costs	19,083,979	124,712	—	—	—	—	—	—
Preferred stock converted into shares of common stock	(41,096,478)	(170,068)	25,212,548	4	170,064	—	—	170,068
Initial public offering of common shares, net of $21,728 of issuance costs	—	—	13,800,000	1	254,270	—	—	254,271
Exercises of stock options and vesting of restricted stock	—	—	254,051	—	35	—	—	35
Stock-based compensation	—	—	—	—	3,133	—	—	3,133
Unrealized loss on investments	—	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	—	—	(24,468)	(24,468)
Balance at September 30, 2021	—	$—	55,224,420	$6	$427,953	$(4)	$(36,391)	$391,564

Balance at June 30, 2020	22,012,499	$45,356	15,782,575	$1	$14	$194	$(5,748)	$(5,539)
Vesting of restricted stock	—	—	104,771	—	—	—	—	—
Stock-based compensation	—	—	—	—	15	—	—	15
Unrealized loss on investments	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(2,320)	(2,320)
Balance at September 30, 2020	22,012,499	$45,356	15,887,346	$1	$29	$152	$(8,068)	$(7,886)

Balance at December 31, 2019	—	$—	15,640,133	$1	$—	$—	$(3,643)	$(3,642)
Issuance of Series A convertible preferred stock, net of $270 of issuance costs	21,710,814	44,731	—	—	—	—	—	—
Conversion of convertible debt and interest to Series A convertible preferred stock	301,685	500	—	—	—	—	—	—
Settlement of bifurcated conversion liability	—	125	—	—	—	—	—	—
Vesting of restricted stock	—	—	247,213	—	—	—	—	—
Stock-based compensation	—	—	—	—	29	—	—	29
Unrealized gain on investments	—	—	—	—	—	152	—	152
Net loss	—	—	—	—	—	—	(4,425)	(4,425)
Balance at September 30, 2020	22,012,499	$45,356	15,887,346	$1	$29	$152	$(8,068)	$(7,886)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(24,468)	$(4,425)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	47	1
Stock-based compensation	3,133	29
Amortization of premiums on investment securities, net	(103)	(69)
Non-cash interest expense	—	12
Non-cash interest expense—related party	—	26
Non-cash lease expense	5	—
Change in operating assets and liabilities:
Prepaid expense and other assets	(1,158)	(71)
Prepaid expense and other assets—related party	(60)	—
Deferred revenue	—	(193)
Accounts payable and other liabilities	2,444	708
Accounts payable and other liabilities—related party	10	(1,843)
Net cash used in operating activities	(20,150)	(5,825)
Cash flows from investing activities
Purchases of investment securities	(36,356)	(55,589)
Proceeds from maturities of investment securities	33,955	20,092
Purchases of property and equipment	(1,184)	(62)
Net cash used in investing activities	(3,585)	(35,559)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	254,271	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	124,712	44,731
Proceeds from the exercise of stock options and vesting of restricted stock	35	—
Proceeds from the issuance of notes payable, net of issuance costs—related party	—	200
Repayment of notes payable—related party	—	(400)
Net cash provided by financing activities	379,018	44,531
Net increase in cash and cash equivalents	355,283	3,147
Cash and cash equivalents at beginning of period	2,379	77
Cash and cash equivalents at end of period	$357,662	$3,224
Supplemental disclosures
Initial recognition of operating lease right-of-use asset and operating lease liability	$3,786	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$112	$—
Conversion of convertible notes to convertible preferred shares, including bifurcated conversion liability	$—	$271
Conversion of convertible notes to convertible preferred shares, including bifurcated conversion liability - related party	$—	$354
Interest paid	$—	$18

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization

Design Therapeutics, Inc. (the “Company”) was incorporated in Delaware in December 2017 and is based in Carlsbad, California. The Company is a biopharmaceutical company pioneering GeneTACTM molecules, a novel class of disease-modifying small-molecule gene targeted chimera therapeutics that are designed to target the underlying cause of inherited nucleotide repeat expansion diseases. The Company’s lead product candidate is in Friedreich ataxia (“FA”), its second GeneTAC™ program is in myotonic dystrophy type-1 (“DM1”), and it is also advancing its GeneTACTM portfolio to address other serious nucleotide repeat-driven monogenic diseases.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and following the requirements of the United States Securities and Exchange Commission ("SEC") for interim reporting. The Company's financial statements include all adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company’s financial position as of the reporting date and results of operations for the periods presented. The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the recognition of grant revenue, accruals for research and development expenses and the valuation of equity-based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

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

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term. The expected lease term includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company's leases do not provide an implicit interest rate. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less ("Short-Term Leases"). For any Short-Term leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet. The Company had no Short-Term Leases as of September 30, 2021 or December 31, 2020.

After lease commencement, the Company measures its leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement and (ii) the right-of-use asset based on the remeasured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement. Any lease incentives received and any initial direct costs are amortized on a straight-line basis over the expected lease term. Rent expense is recorded on a straight-line basis over the expected lease term.

Revenue Recognition

The Company has generated revenue from grants awarded to it by the National Science Foundation (“NSF”), the National Institutes of Health (“NIH”) and the Friedreich’s Ataxia Research Alliance (“FARA”). These grants provide the Company with funding for certain research and development activities on a best-efforts basis and do not require scientific achievement as a performance obligation. The Company has determined that the entities funding these grant awards do not meet the definition of a “customer”, as defined by Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606), and does not consider there to be a transfer of control of goods or services to the entities funding the grant. As such, the Company recognizes revenue from these awards in the period during which the related qualifying services are rendered and costs are incurred in accordance with ASC 730, Research and Development. ASC 730 requires an assessment, at the inception of the grant, to determine whether the agreement is a liability or a contract to perform research and development services for others. Further, these grants are subject to the contribution’s guidance under ASC 958, Not-for-Profit Entities-Revenue Recognition, and as such, the Company determines whether it is obligated to repay the funds received to the grantor regardless of the outcome of the related research and development activities. If it determines there is such a liability, it estimates the obligation and recognize that liability. Alternatively, if the Company is not required to repay the funds, the grant agreement is accounted for as a contract to perform research and

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

development services for others, in which case, the grant revenue is recorded as income in the statements of operations as the expenses are incurred.

The Company’s current grant revenue is not deemed refundable, and therefore, no liability is recognized when income is recorded. Grant funding received prior to expenses being incurred are recorded as deferred revenue on the Company’s balance sheets. See Note 8 for further discussion.

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

The Company has entered into various contracts with research and development organizations, vendors and consultants. Payments for these activities are based on the terms of the individual agreements, which may differ from the periods over which materials or services are provided. Payments made in advance of performance are reflected in the accompanying balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. The Company determines accrual estimates through review of the underlying contracts along with discussions with research and other key personnel as to the progress of the research and development activities, invoices received and contracted costs. During the course of a study or trial, the Company adjusts its rate of expense recognition if actual results differ from its estimates. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

Stock-based compensation expense recognized in the Company’s statements of operations during the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$521	$12	$1,181	$22
General and administrative	722	3	1,952	7
Total	$1,243	$15	$3,133	$29

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance to clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. ASU 2021-04 is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements and does not currently expect the adoption will have a material impact on its financial statements and related disclosures.

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

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, restricted common stock subject to repurchase, stock options outstanding under the Company’s equity incentive plans, employee stock purchase rights under the Company’s ESPP, and shares of common stock that are issuable under convertible debt, as applicable. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	September 30, 2021	September 30, 2020
Convertible preferred stock	$—	$13,504,598
Stock options	2,124,238	389,565
Shares subject to repurchase	430,413	564,055
Employee stock purchase plan	15,335	—
Total	$2,569,986	$14,458,218

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

Level 1: Observable inputs such as quoted prices in active markets.

Level 2: Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying value of the Company’s cash, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of those instruments. The Company’s investment securities, which may include

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The following table summarize the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2021:
Assets:
Money market funds(1)	$356,793	$356,793	$—	$—
Certificates of deposit	5,987	5,987	—	—
U.S. Treasury securities	30,068	30,068	—	—
Total	$392,848	$392,848	$—	$—
As of December 31, 2020:
Assets:
Money market funds(1)	$2,100	$2,100	$—	$—
Certificates of deposit	1,754	1,754	—	—
U.S. Treasury securities	31,958	31,958	—	—
Total	$35,812	$35,812	$—	$—

(1)
Included in cash and cash equivalents on the accompanying balance sheets.

Interest bearing money market accounts and certificates of deposit are valued at amortized cost, which approximates fair value.

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

losses, allowances for credit losses and fair value of available-for-sale investments by types, maturities and classes of securities at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

		As of September 30, 2021
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$2,853	$—	$(1)	$—	$2,852
U.S. Treasury securities	Within 1 year	10,066	1	—	—	$10,067
Certificates of deposits	1 year to 2 years	3,137	—	(2)	—	3,135
U.S. Treasury securities	1 year to 2 years	20,004	—	(2)	—	20,002
Total		$36,060	$1	$(5)	$—	$36,056

		As of December 31, 2020
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$1,750	$4	$—	$—	$1,754
U.S. Treasury securities	Within 1 year	31,806	152	—	—	31,958
Total		$33,556	$156	$—	$—	$33,712

The Company reviews its investments at each reporting date to identify and evaluate whether a decline in fair value below the amortized cost basis of available-for-sale securities is due to credit-related factors and determines if such unrealized losses are the result of credit losses that require impairment. Factors considered in determining whether an unrealized loss is the result of a credit loss or other factors include the extent to which the fair value is less than the cost basis, any changes to the rating of the security by a rating agency, the financial condition and near-term prospects of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic condition and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At September 30, 2021 there were 19 securities in an unrealized loss position. The Company evaluated the securities individually for other-than-temporary impairment and considered the decline in market value to be primarily attributable to changes in interest rates. Each security remained at a high credit quality rating and the unrealized losses of each security was immaterial. Further, there had been no adverse conditions noted for any of the issuers and Company does not intend to sell any of the securities prior to maturity. As such, the Company has classified the losses as temporary in nature and the Company did not record a reserve for credit losses. At December 31, 2020, there were no securities in an unrealized loss position.

As of September 30, 2021, the Company held 25 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation (“FDIC”) insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaids and other current assets on the Company’s balance sheets, was less than $0.1 million at September 30, 2021 and December 31, 2020.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$1,421	$60
Security deposits	104	47
Interest receivable	47	10
Other	—	25
Total	$1,572	$142

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$1,058	$76
Computer equipment and software	77	—
Leasehold improvements	91	—
Construction in progress	146	—
	1,372	76
Less accumulated depreciation	(52)	(5)
Total	$1,320	$71

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued personnel costs	$1,411	$565
Accrued research and development costs	652	266
Current portion of operating lease liability	475	—
Accrued other	751	100
Total	$3,289	$931

7. Lease

In May 2019 the Company entered into an agreement, as subsequently amended, to lease laboratory space pursuant to a three-month, automatically renewing lease. Due to the short-term nature of the lease, it was not included as an operating lease right of use asset nor as an operating lease liability on the Company’s balance sheets. The Company terminated the agreement in September 2021.

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). The Company’s Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the right-of-use asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. As of September 30, 2021, the remaining lease term for the lease was 5.9 years and the discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.15%.

Maturities of operating lease liabilities as of September 30, 2021 are as follows (in thousands):

2021 (remaining three months)	$181
2022	733
2023	755
2024	778
2025	801
Thereafter	1,386
Total future minimum lease payments	4,634
Less: Present value adjustment	(886)
Operating lease liabilities	$3,748

Rent expense for the three months ended September 30, 2021 and 2020 was $0.2 million and less than $0.1 million, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 was $0.4 million and $0.1 million, respectively.

8. Grant Revenue

The Company recognizes revenue pursuant to grants, as described further in Note 2, by measuring the progress of the applicable research and development services provided over time, based on the effort the Company expends and costs incurred, relative to the

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

During the three and nine months ended September 30, 2020, the Company recognized less than $0.1 million and $0.2 million of grant revenue, respectively, from awards by the NSF, NIH and FARA, respectively. No grant revenue was recognized for the three and nine months ended September 30, 2021.

9. Commitments and Contingencies

Notes Payable-Related Party

In January 2019, the Company issued an unsecured promissory note to borrow up to $0.5 million to a co-founder (the “January Note”) for working capital. The January Note bore interest at prime plus 4.5%, was scheduled to mature on or before January 30, 2021 and included a final payment of 3% on the amounts advanced at maturity. In February and March 2019, the Company borrowed an aggregate of $0.2 million under the January Note with interest payable at 10% per annum. The Company recorded an immaterial amount of debt issuance costs associated with the January Note. The debt issuance costs and final payment for the advances were amortized to interest expense using the effective interest rate method over the loan term. The principal and interest payable on the January Note were repaid in full in 2020.

In November 2019, the Company issued an unsecured promissory note to borrow up to $0.5 million to a co-founder (the “November Note”) for working capital. The November Note bore interest at prime plus 4.5% and matured on or before January 1, 2022 and included a final payment of 3% on the amounts advanced at maturity. In December 2019 and January 2020, the Company borrowed a total of $0.4 million under the November Note with interest payable at 9.25% per annum. The final payment on the advances was amortized to interest expense using the effective interest rate method over the loan term. The principal and interest payable on the November Note were repaid in full in 2020.

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

In February 2020, the outstanding principal and accrued interest of the convertible notes totaling $0.5 million were converted into 301,685 shares of the Company’s Series A convertible preferred stock at $1.65816 per share. See Note 11 for further discussion.

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of September 30, 2021 or December 31, 2020.

10. License Agreement

In February 2019, the Company entered into a Human Therapeutics Exclusive License Agreement (the “License Agreement”) with the Wisconsin Alumni Research Foundation (“WARF”). Under the License Agreement, the Company licensed the exclusive, worldwide, royalty-bearing, sublicensable rights to certain WARF patents and the nonexclusive worldwide rights to certain know-how to develop and commercialize products for the prevention, diagnosis and treatment of disease. As consideration for the license, the Company agreed to pay an upfront fee of $250,000, which the Company immediately expensed as research and development expense in its statements of operations as there was no alternative future use for the license. The Company paid $25,000 of the upfront fee upon execution of the agreement and the remaining $225,000 was due upon the earlier of the first anniversary of the License Agreement or the Company receiving a certain level of gross proceeds from an equity financing. At December 31, 2019, the second

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

payment of $225,000 was recorded as an accrued liability on the Company’s balance sheet. In February 2020, the Company paid the $225,000 balance upon the initial closing of its Series A preferred stock financing.

Pursuant to the License Agreement, the Company is required to pay $125,000 upon the acceptance of an investigation new drug (“IND”) application in the U.S. and will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company has paid no milestone or royalty payments as of September 30, 2021.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were less than $0.1 million for the three and nine months ended September 30, 2021 and 2020, respectively, which were recorded as general and administrative expenses in the statements of operations.

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

11. Convertible Preferred Stock and Stockholders’ Deficit

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

Equity Incentive Award Plans

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Plan, which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. Commencing with the effectiveness of the 2021 Plan, no further grants can be made under the 2018 Plan.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

A summary of the Company’s restricted shares of common stock and unvested stock liability, which is included in accrued expenses and other current liabilities and other long-term liabilities on the Company’s balance sheets, is as follows (in thousands, except share data):

	Shares	Liability
Balance at December 31, 2020	646,953	$145
Vested shares	(216,540)	(8)
Balance at September 30, 2021	430,413	$137

2021 Employee Stock Purchase Plan

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 600,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of September 30, 2021, no shares of the Company’s common stock have been purchased under the ESPP.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

12. Related Party Transactions

Lease Agreement

In February 2021, the Company entered into the Lease with Crossing Holdings, LLC to rent laboratory and office space. The Company's Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC.

Expenses recognized by the Company under the Lease during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$53	$—	$53	$—
General and administrative	22	—	22	—
Total expenses	$75	$—	$75	$—

As of September 30, 2021, and December 31, 2020, the Company had prepaid expenses of $0.1 million and zero, respectively, and accrued expenses and other current liabilities of less than $0.1 million and zero, respectively, pursuant to its related party lease agreement.

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$—	$—	$—	$8
General and administrative	60	60	180	232
Total expenses	$60	$60	$180	$240

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Ansari, a co-founder, provides consulting services and advises on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performs these services for a monthly fee of $15,000.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$45	$—	$135	$—
Total expenses	$45	$—	$135	$—

As of September 30, 2021 and December 31, 2020, the Company had accounts payable of $20,000 pursuant to its related party consulting agreements.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Convertible Notes and Notes Payable

In May and July 2018, the Company issued a total of $0.3 million of convertible notes to a co-founder for cash with a maturity date on or after February 5, 2021, if not converted earlier. The notes bore interest of 8% per annum and were convertible into equity securities sold at the next financing at 80% of the selling price per share of such equity financing. In February 2020, these notes converted into 171,025 shares of the Company’s convertible preferred stock pursuant to the closing of the Series A preferred stock financing. Further, the Company has issued unsecured promissory notes to this co-founder for working capital. See Note 9 for further discussion.

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

Overview

We are a preclinical-stage biopharmaceutical company pioneering GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutics that are designed to be disease-modifying and target the underlying cause of inherited nucleotide repeat expansion diseases. Certain nucleotide repeat expansion diseases, such as Friedreich ataxia (FA), can result in reduced expression of specific mRNAs; in other diseases, such as myotonic dystrophy type-1 (DM1), Fuchs endothelial corneal dystrophy (FECD), and Huntington disease, the nucleotide repeat expansions result in the generation of toxic gene products, often associated with pathological nuclear foci. Our GeneTACTM molecules are designed to selectively bind to genetic repeat sequences, modulate gene expression either by restoring or blocking mRNA transcription, and restore cellular health. As a platform, we believe that our GeneTACTM molecules have broad potential applicability across monogenic nucleotide repeat expansion diseases.

In preclinical studies for our lead program, we have observed restoration of frataxin (FXN) levels in cells from FA patients using our FA GeneTACTM molecules. FA GeneTACTM molecules administered to rodents and to non-human primates, at doses that were observed to be well tolerated, achieved biodistribution to brain and heart, the key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. Investigational new drug (IND)-enabling studies for FA GeneTACTM development candidates are underway, in alignment with feedback received from the Food and Drug Administration (FDA) through a pre-IND meeting and from the European Medicines Agency (EMA) through a scientific advice procedure. Subject to receiving regulatory clearance, one of these FA GeneTACTM development candidates will be selected to proceed into clinical trials. We anticipate a first-in-human dosing in FA patients in the first half of 2022, with initial topline clinical data expected in 2022.

In our second GeneTACTM program in DM1, we observed reduced nuclear foci in DM1 patient muscle cells after administration of our DM1 GeneTACTM molecules. Preclinical in vivo studies demonstrated distribution of DM1 GeneTACTM molecules to key target tissues including skeletal muscle and heart, achieving tissue concentrations that reduced nuclear foci and corrected mRNA splicing in our in vitro experiments. We expect to complete IND-enabling studies and seek regulatory clearance for a first-in-human clinical trial in 2023. We continue to make significant progress in advancing our GeneTACTM portfolio in preclinical studies to address other serious nucleotide repeat expansion-driven monogenic diseases, and intend to declare an additional product candidate in 2023.

To date, we have incurred net losses and negative cash flows from operations since our inception and as of September 30, 2021, had an accumulated deficit of $36.4 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

We have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant revenue and the issuance of convertible notes and debt. In March 2021, we completed our initial public offering in which we sold 13,800,000 shares of our common stock at $20.00 per share and received net proceeds, after underwriting discount and offering costs, of $254.3 million. In January 2021, we issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net proceeds of approximately $124.7 million. Our cash, cash equivalents and investment securities balance as of September 30, 2021, was $393.7 million.

Components of Our Results of Operations

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
•
laboratory supplies; and
•
license fees.

Indirect costs include:

•
personnel-related expenses, consisting of employee salaries, payroll taxes, bonuses, benefits and stock-based compensation charges for those individuals involved in research and development efforts; and
•
facilities expenses which include allocated expenses for amortization of ROU assets, depreciation and other overhead expenses, costs for general laboratory consumables and other indirect expenses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our operating expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$8,539	$1,914	$6,625
General and administrative	2,798	489	2,309
Total operating expenses	$11,337	$2,403	$8,934

Research and Development Expenses. The increase of $6.6 million in research and development expenses was due primarily to additional expense to support the advancement of our FA program, including chemistry and manufacturing development costs, and cost incurred on our DM1 program during the three months ended September 30, 2021 which were not incurred in the same period of 2020. Further, we incurred higher personnel and related costs during the three months ended September 30, 2021 as compared to the same period in 2020, as we expanded the number of research and development employees to support our programs. The increased personnel related costs include an additional $0.5 million of non-cash stock-based compensation costs incurred during 2021 as compared to 2020.

The following table summarizes our research and development expenses by direct and indirect costs for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Direct costs(1)	$5,650	$1,348	$4,302
Indirect costs	2,889	566	2,323
Total research and development expenses	$8,539	$1,914	$6,625

(1)
In future periods when clinical trial expenses are incurred, external costs will be broken out between our clinical programs and our preclinical programs.

General and Administrative Expenses. The increase of $2.3 million in general and administrative expenses was due primarily to additional personnel and related costs incurred during the three months ended September 30, 2021 as compared to the same period in 2020, as we increased the number of general and administrative personnel to support our organization, including our expanded research and development team and public company operations. The increased personnel related costs includes an additional $0.7 million of non-cash stock-based compensation costs incurred during 2021 as compared to 2020. Further, we incurred increased costs to operate as a public company during the three months ended September 30, 2021 as compared to the same period in 2020, including insurance expense and professional fees for legal and accounting services.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our operating expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$17,441	$3,352	$14,089
General and administrative	7,263	1,310	5,953
Total operating expenses	$24,704	$4,662	$20,042

Research and Development Expenses. The increase of $14.1 million in research and development expenses was due primarily to additional expense to support the advancement of our FA program, including chemistry and manufacturing development costs, and costs incurred on our DM1 program during the nine months ended September 30, 2021 which were not incurred in the same period of 2020. Further, we incurred higher personnel and related costs during the nine months ended September 30, 2021 as compared to the same period in 2020, as we expanded the number of research and development employees to support our programs. The increased personnel related costs include an additional $1.2 million of non-cash stock-based compensation costs incurred during 2021 as compared to 2020.

The following table summarizes our research and development expenses by direct and indirect costs for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Direct costs(1)	$10,853	$2,292	$8,561
Indirect costs	6,588	1,060	5,528
Total research and development expenses	$17,441	$3,352	$14,089

(1)
In future periods when clinical trial expenses are incurred, external costs will be broken out between our clinical programs and our preclinical programs.

General and Administrative Expenses. The increase of $6.0 million in general and administrative expenses was due primarily to additional personnel and related costs incurred during the nine months ended September 30, 2021 as compared to the same period in

2020, as we increased the number of general and administrative personnel to support our organization, including our expanded research and development team and public company operations. The increased personnel related costs includes an additional $2.0 million of non-cash stock-based compensation costs incurred during 2021 as compared to 2020. Further, we incurred increased insurance expense and professional fees for legal and accounting services during the nine months ended September 30, 2021 as compared to the same period in 2020.

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

As of September 30, 2021, we had $357.7 million of cash and cash equivalents, an increase of $355.3 million from the $2.4 million of cash and cash equivalents at December 31, 2020. In addition, we had $36.1 million of available-for-sale investment securities at September 30, 2021, an increase of $2.4 million from the $33.7 million of available-for-sale investment securities held at December 31, 2020. The increase in our cash and cash equivalents balance during the nine months ended September 30, 2021 was primarily due to the proceeds received from our initial public offering of common stock completed in March 2021 and Series B convertible preferred stock offering completed in January 2021. Further detail of the change in our cash and cash equivalents for the nine months ended September 30, 2021 and 2020 is summarized below (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash (used in) provided by:
Operating activities	$(20,150)	$(5,825)	$(14,325)
Investing activities	(3,585)	(35,559)	31,974
Financing activities	379,018	44,531	334,487
Net increase in cash and cash equivalents	$355,283	$3,147	$352,136

Operating Activities. Net cash used in operating activities was $20.2 million and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in our use of cash was primarily due to the $20.0 million increase in the net loss we incurred during the nine months ended September 30, 2021, as compared to the same period in 2020. The higher net loss incurred during the 2021 period was due primarily to the advancement of our research and development programs and higher personnel costs to support these activities and our preparations to become, and operations as, a public company. Partially offsetting the cash impact of the increase in our net loss during the 2021 period was an increase in our accounts payable and accrued expense balances and higher non-cash expenses incurred during the period, including $3.1 million of additional non-cash stock-based compensation.

Investing Activities. Net cash used in investing activities was $3.6 million and $35.6 million for the nine months ended September 30, 2021 and 2020, due primarily to the purchase of investment securities, partially offset by net proceeds received from the maturity of investment securities during the periods presented. We have classified our investments securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities was $379.0 million for the nine months ended September 30, 2021, primarily from the $254.3 million of net proceeds received from our initial public offering in March 2021 and the $124.7 million of net proceeds received from the closing of our Series B convertible preferred stock financing in January 2021. Net cash provided by financing activities during the nine months ended September 30, 2020 was $44.5 million, primarily from the $44.7 million of net proceeds received from our Series A convertible preferred stock financing during the period.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report.

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

Contractual Obligations and Commitments

In February 2021, we entered into a lease agreement to rent approximately 12,370 square feet of lab and office space with a related party. The delivery date of the space was September 1, 2021, and the lease commenced at that time. The term of the lease is 72 months after commencement with an option to extend the lease term for a period of three years. Annual rent payments will be approximately $0.8 million per year, subject to annual increases of 3%, plus our share of operating expenses and taxes.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (ii) the date upon which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if we have been subject to the reporting requirements of the Exchange Act for at least 12 months as of December 31st and the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) as December 31, 2026 (the last day of the fiscal year ending after the fifth anniversary of our initial public offering).

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. All of our product candidates are in preclinical development, and none have been approved for commercial sale or tested in human subjects. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $24.5 million and $8.3 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2021, we had $393.7 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our research programs are still in the preclinical or discovery stage. We have no history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. We are conducting IND-enabling studies for FA GeneTACTM development candidates. We have not yet begun clinical trials for any of our development programs. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our FA and DM1 GeneTACTM candidates, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.*

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of repeat expansion driven diseases, including FA and DM1. Our competitors include larger and better funded pharmaceutical, specialty pharmaceutical and biotechnology companies. Moreover, we may also compete with universities, governmental agencies and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We are aware of a number of companies targeting FA including (i) Reata Pharmaceuticals evaluating omaveloxolone, a Nrf2 activator, (ii) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor, (iii) Retrotope evaluating RT001, a deuterated poly-saturated fatty acid, (iv) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist and (vi) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein. In addition, several companies are in preclinical development for AAV-based gene therapies including PTC Therapeutics, Voyager Therapeutics, Lexeo Therapeutics, Pfizer, StrideBio, and AavantiBio.

With respect to development programs for DM1, (i) AMO Pharma is evaluating tideglusib, a GSK3-ß inhibitor and (ii) Harmony Biosciences is evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1. In addition, there are several products currently in preclinical development for the treatment of DM1, including: an antibody linked siRNA by Avidity Biosciences; an AAV-antisense candidate by Audentes Therapeutics; an antibody linked oligonucleotide by Dyne Therapeutics; an miR-23b antisense candidate; gene editing treatments by Vertex Pharmaceuticals; an RNA-targeting AAV-based gene therapy by Locana; an AAV-based RNA degrading gene therapy by Enzerna Biosciences; antisense oligonucleotides by NeuBase Therapeutics; antisense oligonucleotides and siRNA candidates by Triplet Therapeutics; small molecules interacting with RNA by Anima Biotech; small molecule modulators of transcription factors by Syros Pharmaceuticals; and small molecules interacting with RNA by Expansion Therapeutics.

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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities, provide services in a timely manner or perform as contractually required. These risks are heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of COVID-19, including quarantines and shelter-in-place orders, which have also adversely impacted the supply chain for many research and clinical supplies. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct substantially all of our operations at our leased laboratory and office space in Carlsbad, California and remotely. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2021, we had 33 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act) was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, due to COVID-19 relief legislation, unless Congress takes additional action.

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

For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

Failure or perceived failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to data privacy and protection, which are changing, could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, adverse publicity, and other adverse effects, which could negatively affect our operating results and business.*

We and our collaborators and third-party providers may process personal data and other sensitive and confidential information, such as proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials, which may subject us and our collaborators and third-party providers to stringent and changing federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Additionally, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted the California Consumer Privacy Act (the CCPA) which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition, it is anticipated that the California Privacy Rights Act of 2020 (the CPRA), effective January 1, 2023, will expand the CCPA. At this time, we do not collect personal information relating to residents of California but should we begin to do so, the CCPA (and later, the CPRA) will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could complicate our compliance efforts. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these obligations, we may incur significant fines, experience a significant increase in costs, or other consequences.

Foreign data protection laws, including the EU General Data Protection Regulation (the EU GDPR) and the United Kingdom's GDPR (the UK GDPR), may also apply to health-related and other personal information obtained from foreign data subjects. For example, the EU GDPR, which came into effect on May 25, 2018, imposes strict requirements for processing the personal data of individuals within the European Economic Area (EEA), including clinical trial data, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The EU GDPR imposes strict requirements for the collection, use and disclosure of personal data, including stringent requirements relating to obtaining consent, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. Additionally, the EU GDPR regulates transfers of personal data subject to the GDPR from the EEA to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between Europe and the United States remains unsettled. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. At this time, we do not believe we are subject to the EU GDPR or the UK GDPR, but should this change, the EU GDPR and the UK GDPR will increase our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms or change our business practices to ensure compliance with European and other foreign data protection rules.

Compliance with U.S. and foreign data privacy and protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure by us or our collaborators and third-party providers to comply with U.S. and foreign data privacy and protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. In many jurisdictions, enforcement actions and consequences for noncompliance with data privacy and protection laws are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general, legislatures and consumer protection agencies. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. Claims that we have violated individuals’ privacy rights, failed to comply with data privacy or protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.*

We rely upon a combination of patents, know-how and confidentiality agreements to protect the intellectual property related to our products and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market.

Our success depends in large part on our ability to obtain and maintain patent protection for our platform technologies, product candidates and their uses, as well as our ability to operate without infringing the proprietary rights of others. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business. Our pending and future patent applications may not result in patents being issued or provide assurance that issued patents will afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates.

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

Our technology licensed from various third parties may be subject to retained rights.*

We are currently party to a license agreement with WARF pursuant to which we acquired an exclusive license to certain patents relating to compounds and methods for modulating gene expression, compounds and methods for modulating FA expression and next generation synthetic transcription factors. WARF retains, and our future licensors may also retain, certain rights under the relevant agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

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

We may rely on trade secrets and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.*

In addition to seeking patents for some of our technology and product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our product candidate, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a security incident) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

Risks Related to the Securities Market and Ownership of Our Common Stock

An active trading market for our common stock may not be sustained, which may make it difficult for you to sell your shares.*

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
•
trading activity by our principal stockholders;
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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As a result of their share ownership, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We and our officers, directors, and holders of substantially all of our capital stock, stock options and other securities convertible into, exercisable or exchangeable for our capital stock outstanding immediately prior to the closing of our initial public offering previously agreed with the underwriters for our initial public offering, subject to certain exceptions, not to dispose of or hedge any of our common stock or securities convertible into or exchangeable for shares of common stock for a period of 180 days following the date of the final prospectus for our initial public offering, except with the prior written consent of Goldman Sachs & Co. LLC, SVB Leerink LLC and Piper Sandler & Co. on behalf of the underwriters. We refer to such period as the lock-up period. When the lock-up period expired on September 22, 2021, we and our securityholders subject to a lock-up agreement or market stand-off agreement became able to sell our shares in the public market. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2021 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. In addition, our 2021 Employee Stock Purchase Plan ("ESPP") authorizes the issuance of 600,000 shares of our common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 1,200,000 shares, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to fall.

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

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date upon which we are deemed to be a “large accelerated filer”, which means we have been subject to the reporting requirements of the Exchange Act for at least 12 months as of December 31st, and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our internal information technology systems or data, or those of our third-party CROs or other contractors or consultants, may fail or suffer security incidents, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our confidential information.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third -party CROs and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures. We may also suffer a security incident, which are an evolving and increasing threat, from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, including traditional hackers, sophisticated nation-states, and state-sponsored actors. These threats include but are not limited to the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, software bugs, supply-chain attacks and other means to affect service reliability or misuse, disclose, access, acquire, lose, or damage data or information systems. To the extent that any disruption or security incident were to or has resulted in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed.

We cannot assure you that our data protection efforts and our investment in information technology will prevent such disruptions or incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security incidents could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, require us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Furthermore, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our data security obligations.

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

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.*

We, and the third parties with whom we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Each of our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with whom we share our facilities or contract with, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research and development. Failure to comply with these laws and regulations may also result in substantial fines, penalties or other sanctions.

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

Our amended and restated certificate of incorporation provides that the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, and the federal district courts of the United States of America will be the exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against our company and our directors, officers and employees.*

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees, governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

General Risk Factors

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.*

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investments securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through September 30, 2021, we had used approximately $10.9 million of the net proceeds received from our initial public offering to support our operations.

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

31.1

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Design Therapeutics, Inc.

Date: November 9, 2021	By:	/s/ João Siffert, M.D.
João Siffert, M.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)