Form 10-K
period 2021-12-31
Design Therapeutics, Inc.
filed 2022-03-10
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40288

Design Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-3929248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6005 Hidden Valley Road, Suite 110 Carlsbad, California	92011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 293-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	DSGN	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2021, the last business day of the Registrant's most recently completed second quarter was approximately $480,984,316. In determining the market value of non-affiliate common stock, shares of the Registrant's common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2022 was 55,700,156.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, many of which are beyond our control. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.”

Forward-looking statements include, but are not limited to, statements regarding:

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
•
the reliance on third parties in connection with the development and manufacture of our product candidates, including third parties conducting our preclinical studies and clinical trials as well as third-party suppliers and manufacturers;
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
•
our ability to recruit and retain key personnel; and
•
the effects of the COVID-19 pandemic on our operations.

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in the sections of this Annual Report on Form 10-K titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. We discuss many of the risks associated with the forward-looking statements in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline, and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates You should read the following together with the more detailed information regarding our company, our common stock and our financial statements and notes to those statements appearing elsewhere in this report.

Trademarks and Service Marks

“Design Therapeutics,” “Design,” “GeneTAC,” the Design logo and other trademarks, trade names or service marks of Design Therapeutics, Inc. appearing in this Annual Report on Form 10-K are the property of Design Therapeutics, Inc. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Risk Factors Summary

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” under Part I, Item 1A of this Annual Report and should be carefully considered, together with other information in this Annual Report before making investment decisions regarding our common stock.

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

Item 1. Business.

As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, "Design," "our company, "we," "us," and "our" refer to Design Therapeutics, Inc., a Delaware corporation.

Overview

We are a preclinical-stage biopharmaceutical company pioneering GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates that are designed to be disease-modifying and target the underlying cause of inherited nucleotide repeat expansion diseases. Certain diseases caused by inherited nucleotide repeat expansion, such as Friedreich ataxia (FA), can result in reduced expression of specific mRNAs and deficiency of vital proteins; in other diseases, such as myotonic dystrophy type-1 (DM1), Fuchs endothelial corneal dystrophy (FECD), and Huntington disease, the nucleotide repeat expansions result in the generation of toxic gene products, often associated with pathological nuclear foci and broad splicing disruptions. Our GeneTACTM molecules are designed to selectively target genetic repeat sequences, modulate gene expression either by dialing up or dialing down mRNA transcription, and restore cellular health. As a platform, we believe that GeneTACTM molecules have broad potential applicability across monogenic nucleotide repeat expansion diseases affecting millions of individuals worldwide.

In preclinical studies for our lead program, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTACTM molecules. At doses that were observed to be well tolerated in rodents and non-human primates, FA GeneTACTM molecules achieved biodistribution to brain, heart, muscle and other key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. Investigational New Drug Application (IND)-enabling studies for our FA GeneTACTM development candidate have been completed in alignment with feedback received from the U.S. Food and Drug Administration (FDA) through a pre-IND meeting and from the European Medicines Agency (EMA) through a scientific advice procedure. In late February 2022, the IND for our lead FA GeneTACTM development candidate was cleared by the FDA. We anticipate a first-in-human dosing in FA patients with our lead FA GeneTACTM development candidate in the first half of 2022, with initial topline clinical data expected in the second half of 2022.

In our second program in DM1, multiple DM1 GeneTACTM molecules elicited robust reduction of nuclear foci and correction of splicing defects in DM1 patient muscle cells. Preclinical in vivo studies demonstrated distribution of DM1 GeneTACTM molecules to key target tissues including skeletal muscle and heart, achieving tissue concentrations of intact DM1 GeneTACTM molecule that reduced pathogenic nuclear foci to normal levels in our in vitro experiments. We expect to complete IND-enabling studies and seek regulatory clearance for a first-in-human clinical trial in 2023.

In an additional research program, we conducted preclinical studies to evaluate the effects of GeneTACTM molecules in FECD. When tested in vitro in FECD patient-derived corneal endothelial cells, which contained nuclear foci, our FECD GeneTACTM molecules led to robust reductions in toxic nuclear RNA foci and also corrected key mis-spliced transcripts to levels observed in unaffected corneal endothelial cells. We believe this preclinical data support the potential of our novel GeneTACTM small molecules to correct the most common underlying genetic cause of FECD, and we plan to advance this research program through additional preclinical studies.

We have continued to make significant progress in advancing our GeneTACTM portfolio in preclinical studies to address other serious nucleotide repeat expansion-driven monogenic diseases, and intend to declare additional product candidates as they progress towards the clinic.

We believe the structure and mechanism of action of our GeneTACTM molecules may offer the disease-modifying potential of genomic therapeutics, while also offering broad tissue biodistribution, resolution of aberrant gene expression preserving endogenous regulatory control elements, and leveraging established manufacturing, regulatory, and distribution frameworks for small molecules.

Our GeneTACTM Platform

We utilize our proprietary GeneTACTM platform to design and develop therapeutic candidates for inherited diseases driven by nucleotide repeat expansion. Individuals with nucleotide repeat expansion diseases are born with abnormally expanded stretches of specific nucleotide sequences, often with hundreds to thousands of excess repeats present in the mutant gene. Higher number of excess repeats can lead to more severe, and sometimes a more rapidly progressive form of disease. Nucleotide repeat expansion has been identified as the underlying cause of more than 40 debilitating degenerative diseases impacting millions of people. Currently, there are no approved therapeutic options that address the cause of any nucleotide repeat expansion diseases.

Specific DNA sequences of a gene can generate RNA through a process called transcription. The RNA is, in turn, used as a template to make the proteins that control cellular functions in a process called translation. Combined, transcription and translation are responsible for gene expression. Individuals who have a nucleotide repeat expansion in the DNA can experience different alterations of transcription. In some diseases such as FA, the transcription machinery stalls at the abnormally expanded repeat sequence leading to insufficient production of a critical protein called FXN. In other cases, such as in DM1, the abnormal RNA transcript arising from the nucleotide repeat expansion mutation is misprocessed, leading to a cascade of downstream toxicity and cellular dysfunction.

GeneTACTM molecules represent a novel class of small molecules designed to act on a diverse array of diseases and selectively target genetic repeat sequences, modulate gene expression either by dialing up or dialing down mRNA transcription, and restore cellular health. We have developed a proprietary framework that combines our understanding of medicinal chemistry and structure-activity relationships that allow us to design DNA-targeting moieties that are connected via a linker to ligand moieties that engage and modulate the transcriptional machinery. GeneTACTM molecules are heterobifunctional, meaning that they are comprised of two principal moieties that are each designed to have a unique function:

•
DNA-Targeting Moiety: one end of the GeneTACTM molecule is a DNA targeting molecule that has been designed to recognize and target the molecule to the specific nucleotide repeat sequence of interest (e.g. the repeated GAA sequence seen in the first intron of the FXN gene seen in FA or the CTG repeat in the 3’ non-coding region of the dystrophy myotonic protein kinase (DMPK) gene seen in DM1).

•
Ligand Moiety: the other end of the molecule is designed to interact with the endogenous proteins that can regulate transcription to either dial up or dial down the expression of an individual gene.

The structures of the GeneTACTM molecules are designed to enable them to act specifically at the site of the disease-causing nucleotide repeat expansion by targeting the mutant allele and modulating the transcriptional machinery in a cell. Consequently, the cell can resume gene expression and production of normal protein isoforms that remain under normal physiological control. The versatility of the GeneTACTM platform allows us to design GeneTACTM molecules toward a specific nucleotide repeat expansion target, regardless of repeat number, and tailor it to address the underlying disease-specific dysfunction in gene regulation in one of the following ways:

•
Restoration of Transcription: In diseases where the expanded nucleotide repeat structure can cause endogenous transcription machinery to stall, which leads to an insufficient amount of protein production, GeneTACTM molecules can be designed to target the desired loci in the genome and engage the endogenous transcriptional machinery with the goal of restoring normal levels of full-length pre-mRNAs. In FA, for example, where the expanded triplet repeat occurs in an intron, a non-coding region of the gene, the abnormally long nucleotide sequence is spliced out of the pre-mRNA thus enabling normal production of natural protein isoforms according to existing physiologic regulatory control.

•
Reduction of Toxic Gene Product Levels: Another type of nucleotide repeat expansion disease occurs when the transcription process results in the accumulation of toxic gene products (e.g. DM1, Huntington disease, FECD), and in some cases the formation of nuclear foci, leading to multiple downstream cellular dysfunctions. In these cases, a single copy of expanded repeat containing allele is sufficient to cause the disease. Our GeneTACTM molecules are designed to selectively target the abnormally expanded nucleotide repeat to block the formation of the downstream toxic gene product and restore cellular function without interfering with the gene expression of the normal allele.

Our understanding of the properties of the GeneTACTM molecules is based on data-driven assessments of compounds we have designed and synthesized, as well as experience with our most advanced compounds for FA and DM1 tested in vitro and in vivo. We continue to develop know-how of diverse configurations of DNA targeting, linker, and ligand moieties that drive the drug properties of molecules which are best suited to be developed for treating the underlying cause of each specific disease. This understanding of GeneTACTM chemistry has enabled us to generate multiple candidates designed to have optimal potential therapeutic and drug characteristics.

Our Programs

We are developing a portfolio of GeneTACTM product candidates designed to address genetic diseases driven by inherited nucleotide repeat expansions that have urgent medical need and where no approved disease-modifying treatments are currently available. Because GeneTACTM molecules are designed to be a novel class of disease-modifying small molecule therapeutic candidates, we have selected disease programs where we believe the underlying cause is amenable to intervention using our technology and prioritized our development efforts where we believe there is a clear and efficient path to advance these candidates through clinical development, with the goal of providing a disease-modifying therapy for patients.

Our lead candidates and early development programs are summarized in the table below:

Figure 1: GeneTACTM Pipeline

FA Program Overview

Our FA program is focused on the development of a potentially disease-modifying treatment. FA is a devastating monogenic, autosomal recessive progressive disease where over 95% of cases are caused by homozygous guanine-adenine-adenine (GAA) triplet repeat expansions in the first intron of the FXN gene, which encodes the mitochondrial protein FXN. The disease is characterized by spinocerebellar ataxia, dysarthria, pyramidal weakness, deep sensory loss, hypertrophic cardiomyopathy, skeletal abnormalities, and diabetes mellitus. Clinical onset occurs most often around puberty, leads to severe disability by early adulthood, with substantial functional loss, wheelchair dependence, and loss of quality of life. Affected individuals have reduced life expectancy, with many premature deaths caused by complications of the cardiomyopathy at about the end of the fourth decade of life.

The estimated prevalence of FA is 1 in 40,000-50,000, affecting more than 5,000 individuals living in the United States and more than 20,000 in Europe. Our FA GeneTACTM candidate is designed to address the genetic basis of the disease by restoring functional FXN protein levels and we anticipate a first-in -human dosing for our first product candidate in the first half of 2022. The primary cause of mortality (approximately 60% of FA patients) is cardiac arrhythmias or heart failure with the mean life expectancy reduced to approximately 35-40 years.

DM1 Program Overview

Our DM1 program is focused on the development of a potentially disease-modifying treatment for DM1. DM1 is a monogenic, autosomal dominant, progressive neuromuscular disease that affects skeletal muscle, heart, brain, and other organs. The cardinal features include muscle weakness, myotonia (slow muscle relaxation), and early cataracts. In addition, affected individuals often experience cardiac arrhythmias, changes in neuropsychological function, and gastrointestinal symptoms. DM1 is caused by a mutation in the DMPK gene and is estimated to have a genetic prevalence of 1 in 2,300-8,000 people, affecting more than 70,000 people in the United States and more than 90,000 people in Europe. Our DM1 GeneTACTM molecules are designed to address the genetic basis of the disease by preventing the expression of toxic gene product and consequently of nuclear foci. We expect to complete IND-enabling studies and seek regulatory clearance for a first-in-human trial in 2023.

FECD Program Overview

Our FECD program is focused on the development of a potentially disease-modifying medical treatment for FECD. FECD is characterized by progressive degeneration of the corneal endothelium and subsequent loss of vision. This genetic eye disease affects more than one million people in the U.S., with approximately 75% of cases caused by a CTG trinucleotide repeat expansion within the transcription factor 4 (TCF4) gene, leading to the formation of toxic RNA foci, global splicing dysregulation, cellular dysfunction, and eventual death of corneal endothelial cells. Due to the lack of disease-modifying therapies approved for FECD, corneal transplantation is currently the only approved procedure used to restore vision. Our approach utilizes our FECD GeneTAC™ molecules to selectively target the expanded CTG repeats in the TCF4 gene to reduce RNA foci formation and mis-splicing. We believe our preclinical data to date supports the potential of our FECD GeneTAC™ small molecules to correct the most common underlying genetic cause of FECD, and we plan to advance this research program through additional preclinical studies.

Research Program Overview

We are also advancing our GeneTACTM product candidate portfolio into development in other serious nucleotide repeat expansion-driven monogenic diseases, such as Fragile X syndrome, spinocerebellar ataxias, amyotrophic lateral sclerosis, frontotemporal dementia, Huntington disease and spinobulbar muscular atrophy. Many of these monogenic diseases have overlapping triplet repeat expansions, including CTG repeats that cause DM1, allowing for the accumulating knowledge on how to design novel molecules to be applied across multiple diseases also caused by CTG and CAG repeat expansions. Additionally, our medicinal chemistry experiences with GeneTACTM molecules allow us to more rapidly design GeneTACTM molecules for additional proposed indications.

Our Strategy

We aim to leverage our GeneTACTM platform to design, develop and commercialize a pipeline of disease-modifying therapeutic candidates designed to treat a wide range of inherited nucleotide repeat expansion diseases for which there is urgent unmet medical need. In order to achieve our goal, we intend to:

•
Advance our Lead Program in FA Through Clinical Development to Offer Meaningful Patient Benefit. FA is a serious monogenic degenerative disease for which there are currently no available treatments. Our FA GeneTACTM molecules are specifically designed to restore levels of FXN, the underlying cause of FA. Restoration of FXN has been shown to improve FA-like symptoms in animal models. We believe that demonstrating clinical proof of concept by restoring FXN expression in FA patients may confirm the therapeutic potential of our FA GeneTACTM molecules and underscore the broader potential of our GeneTACTM platform. We have completed IND-enabling safety studies in both rats and non-human primates, received FDA clearance of our IND in late February 2022 and anticipate beginning a Phase 1 clinical trial in the first half of 2022.

•
Advance our DM1 Program Through Clinical Development to Offer Meaningful Patient Benefit. DM1 is a serious monogenic degenerative disease for which there are currently no available treatments. Our DM1 GeneTACTM molecules are specifically designed to reduce the formation of CUG repeat hairpin structures that trap splicing factors and form toxic nuclear foci that cause DM1. Blocking the formation of CUG foci has demonstrated phenotypic benefit. We believe that demonstrating clinical proof of concept by reducing the repeat hairpin structures in DM1 patients may confirm the therapeutic potential of this candidate. We expect to complete IND-enabling studies and seek regulatory clearance for a first-in-human clinical trial in 2023.

•
Leverage our GeneTACTM Platform to Expand our Pipeline and Address Additional Nucleotide Repeat Expansion Diseases with Significant Unmet Medical Need. There remains a significant unmet medical need for all nucleotide repeat expansion diseases. We plan to advance our GeneTACTM portfolio to address the underlying cause of other serious nucleotide repeat expansion-driven monogenic diseases, which may include FECD, Fragile X syndrome, spinocerebellar ataxias, familial amyotrophic lateral sclerosis, frontotemporal dementia, Huntington disease and spinobulbar muscular atrophy, the majority of which have no approved disease-modifying treatments.

•
Selectively Enter Into Strategic Collaborations to Realize the Full Potential of Our Platform. Given the broad potential of our GeneTACTM platform, we may explore collaborations in select disease areas or geographic regions that are better served by the resources or specific expertise of a strategic partner to accelerate the development and commercialization of our GeneTACTM product candidates.

•
Independently Commercialize any Approved Products in Indications and Geographies Where we Believe we can Maximize Value. We intend to commercialize our product candidates in indications and geographies that we believe we can commercialize successfully on our own, if any of our candidates receives regulatory approval.

•
Establish a Leadership Position in Genetic Diseases by Continuing to Build and Leverage our Relationships with the Key Opinion Leaders, Physicians, and Patients. We have an established advisory network of pharmaceutical research and development experts, scientists, clinicians and patient organizations in areas relevant to our programs. We have continued to grow our network as needed to inform our programs with the most up to date data and practices that might enhance our ability to effectively bring potentially life saving treatments to patients in need.

Our History and Team

Our company was created to design, develop and commercialize a novel class of small molecule therapeutic candidates (GeneTACTM molecules) designed to directly address the underlying basis of genetic disease. To achieve this goal, we have assembled a management team with extensive experience in the design, development and commercialization of drugs for serious diseases.

Our company was started by Pratik Shah, Ph.D. and Aseem Z. Ansari, Ph.D. Dr. Shah, our Co-Founder and Executive Chairperson, has more than 30 years of experience founding and leading biopharmaceutical companies and healthcare investment decisions. Dr. Ansari, our Co-Founder, is an internationally recognized pioneer in transcriptional regulation and DNA targeting molecules and the chair of the Department of Chemical Biology and Therapeutics at St. Jude Children’s Research Hospital. João Siffert, M.D., our President and Chief Executive Officer, has more than 20 years of leadership experience in biopharmaceutical companies and clinical medicine. Prior to Design, Dr. Siffert led a publicly traded biotech company developing gene and cell therapies for devastating degenerative diseases, and previously led research and development organizations in the United States and Europe, including programs that received regulatory approvals followed by commercial launches. Sean Jeffries, Ph.D., our Chief Operating Officer, brings over 20 years of experience in business development, portfolio management, and research and development strategy for both emerging and large biopharmaceuticals companies.

Background on Genomic Medicines

What is Genetic Disease?

Genetic diseases arise when a change to the DNA, called a mutation, disrupts normal cellular functioning. These mutations can range from alteration of a single nucleotide in an individual’s DNA to major abnormalities affecting many genes or even entire chromosomes. When a mutation occurs in a single gene, the disease is referred to as a monogenic disease. More than 10,000 monogenic diseases have been identified and many are serious conditions that collectively affect millions of people globally, most of which have no effective therapeutic options.

What is Genomic Medicine?

Genomic medicines are created based on understanding of genetic causes of disease, targeting specific defects at the genetic level with the potential to address the underlying cause of disease and restore cellular function.

Technical and scientific advances in genomics have identified possible genetic targets for therapeutic interventions. Several approaches have been developed to address diseases caused by genetic mutations, including oligonucleotides, mRNA, gene therapy and gene editing. While these technologies have led to numerous product candidates over the last decade, significant challenges have limited their utility in the clinic as a result of:

•
immunogenicity that creates safety concerns and limits activity and re-dosing;

•
unregulated gene expression;

•
off-target effects;

•
limitations of dose adjustments/silencing;

•
limitations and heterogeneity of biodistribution; and

•
challenges with consistency, quality and scalability of manufacturing.

Advantages of Our Platform

We are using our GeneTACTM platform to develop small molecule genomic medicine candidates that are designed to offer precise modulation of gene transcription. We believe that the GeneTACTM platform may offer several potential mechanistic and development advantages over other genomic medicine modalities, including:

•
GeneTACTM small molecules may be more tolerable over complex biologics because GeneTACTM molecules are less likely to cause adverse immune reactions;

•
GeneTACTM molecules may be less likely to be immunogenic and therefore have no limitations with re-dosing;

•
GeneTACTM treatment is designed to be reversible;

•
GeneTACTM molecules are designed to act on the transcription machinery of the cell and do not alter the genome;

•
GeneTACTM molecules' modulation of transcription is designed to preserve normal physiological post-transcriptional regulation and protein translation controls;

•
GeneTACTM structure is designed to enable therapeutically active molecules to be deployed directly at the site of disease-causing mutations, which could enhance specificity and potency, and minimize off-target effects;

•
GeneTACTM molecules are designed to enable ongoing dose optimization;

•
GeneTACTM molecules can achieve biodistribution across target organs and into the cell without specialized engineering or delivery technologies;

•
GeneTACTM molecules are synthetically tractable, offering a potentially readily scalable, cost-effective development path that does not require complex customized manufacturing equipment and processes; and

•
GeneTACTM molecules have a modular heterobifunctional structure that is intended to allow us to rationally design novel targeting components for specific DNA sequences, creating a potentially highly efficient discovery engine that could enable us to rapidly expand our portfolio into new disease areas.

By combining the disease-modifying potential of genomic medicines with the drug-like properties, manufacturing and logistics advantages of small molecules, we believe GeneTACTM molecules could be developed as novel therapeutic options in genetic diseases where disease-modifying treatments have previously been elusive.

Our Portfolio

Friedreich Ataxia

Disease Overview, Prevalence and Current Treatment Landscape

FA is a monogenic, autosomal recessive, progressive multi-system disease that affects organ systems highly dependent on mitochondrial function, eventually leading to neurological, cardiac, and metabolic dysfunction. Clinical manifestations include poor coordination of legs and arms, progressive loss of balance and ability to walk, generalized weakness, loss of sensation, scoliosis, hypertrophic cardiomyopathy and cardiac arrythmia, and glucose intolerance, including diabetes. FA patients also report impaired vision, hearing and speech. FA significantly impairs quality of life with loss of independence, physical limitations and reduced participation in social activities and work.

The primary cause of mortality (approximately 60% of FA patients) is cardiac arrhythmias or heart failure with the mean life expectancy reduced to approximately 35-40 years.

In over 95% of patients, FA is caused by an inherited homozygous increase in the number of GAA triplet repeats found in the first intron of the FXN gene. The number of repeats ranges from up to approximately 30 GAA repeats in healthy individuals to over several hundred to over 1,000 in FA patients. The expanded triplet repeat results in gene silencing and reduction in capacity to produce the FXN protein, which is required for proper functioning of the mitochondria and ultimately the entire cell. Levels of FXN correlate inversely with disease severity, and when levels are reduced to levels of approximately 25% of normal healthy individuals, iron homeostasis and iron-sulfur cluster synthesis are impaired, leading to general impairment of normal mitochondrial function. Heterozygote carriers typically have approximately half of the FXN levels of normal individuals, but are asymptomatic and hence on average, the doubling of FXN protein levels in FA patients to achieve carrier levels or higher is expected to restore mitochondrial function and provide therapeutic benefit.

The genetic basis for FA is illustrated in Figure 2 below.

Figure 2: Genetic basis for FA

The clinical course of FA is progressive, with most patients presenting in their adolescent years with gait ataxia and scoliosis. About 10 years after disease onset, most patients lose their ability to walk and require a wheelchair because of progressive loss of balance and muscle weakness in the torso and legs. Eventually, muscle weakness in the tongue and throat makes it difficult to swallow and eat, and almost all patients experience some degree of dysarthria (slowing/slurring of speech), which limits communication. Approximately 50% of FA patients develop glucose intolerance and approximately 30% develop diabetes. More than two thirds of FA patients have cardiac abnormalities at baseline including arrhythmia, conduction abnormalities, or hypertrophic cardiomyopathy. Cardiac abnormalities are responsible for approximately 60% of mortality in FA patients. FA significantly reduces life expectancy and impairs quality of life for patients and their families with loss of independence, physical limitations and reduced participation in social activities and work.

The estimated prevalence of FA is 1 in 40,000-50,000, affecting more than 5,000 individuals living in the United States and more than 20,000 in Europe.

There are currently no approved therapies for the treatment of FA, and treatment is focused largely on symptom management. There are several product candidates in clinical development, but none of them have shown the ability to restore the deficiency in FXN protein, which is the underlying cause of the disease. There remains a high unmet medical need for new disease-modifying therapies.

Our Approach

Our FA program is based on GeneTACTM small molecules consisting of a DNA-targeting moiety designed to target the expanded GAA repeat sequence in the first intron of the FXN gene in FA patients, linked to a ligand moiety designed to recruit an endogenous transcriptional elongation complex to unblock the transcriptional machinery, and restore the production of functional natural FXN proteins to therapeutic levels.

The key advantages of our FA program include the following:

•
Designed to Address the Underlying Cause of the Disease. FA is caused by reduced FXN protein levels. All disease manifestations are downstream effects of FXN deficiency. Our FA GeneTACTM molecules are designed to restore FXN levels, thereby restoring normal physiological activity.

•
High Potency Compounds. Our FA GeneTACTM molecules have shown high potency and prolonged restoration of FXN levels in preclinical assays in FA patient cells and in vivo model of FA.

•
Designed for Efficient Delivery of Drug to the Target Organs. We have observed good biodistribution and bioavailability for FA GeneTACTM molecules in multiple animal species, where they reached therapeutically relevant concentrations in the most affected organs such as heart, brain, muscle and spinal cord.

Preclinical Data

We believe that the results of our preclinical studies to date support the hypotheses that FA GeneTACTM molecules may confer a clinical benefit to FA patients. In in vitro experiments in primary cells from FA patients and in neurons and cardiomyocytes derived from FA patient stem cells, robust and durable increases in FXN mRNA and protein restoration was observed following exposure to FA GeneTACTM molecules, even at low nanomolar (nM) concentrations. In preclinical studies, FA GeneTACTM molecules achieved therapeutically relevant concentrations in key organs of disease, including the heart, brain, muscle and spinal cord, at doses that were well tolerated in multiple species.

We assessed the FA GeneTACTM activity in in vitro and in vivo models of disease, including multiple types of FA patient cells such as primary white blood cells, lymphoblastoid cells, and cardiomyocytes and neurons derived from stem cells. In vivo studies were conducted in the Pook800J mouse model, which contains a hemizygous insertion of the human disease allele with approximately 800 GAA repeats onto a genetic background lacking endogenous mouse FXN.

Increase in FXN mRNA and Protein Levels in Patient Blood Cells

In preclinical studies in FA primary patient blood samples that have reduced FXN levels, we observed an increase in both FXN mRNA and protein levels after the administration of FA GeneTACTM. As illustrated below in Figure 3, after a single 100nM administration of our FA GeneTACTM, we observed increased FXN mRNA levels in all 10 patient samples with GAA repeat lengths ranging from approximately 100 to over 1,000. We also observed an increase in FXN protein levels in all 7 patient samples tested after a single administration of our FA GeneTACTM. As early as sixty hours post this single administration of our FA GeneTACTM, we observed a nearly two-fold increase in FXN protein levels compared to cells with vehicle control. Predictions from studies examining FXN levels in FA patients suggest that a two-fold increase in FXN levels would be highly therapeutic.

Figure 3: FXN mRNA and protein levels in primary patient blood samples

In preclinical studies in an FA patient lymphoblastoid white blood cell line, we observed that treatment with FA GeneTACTM molecules resulted in a dose dependent increase in FXN mRNA levels with an EC50 of 4nM and an EC90 of 9nM (Figure 4). Following a single dose of an FA GeneTACTM, we observed increased FXN mRNA levels up to the levels observed in a healthy control with two normal FXN alleles. We also observed a multi-fold increase in FXN protein levels after continuous exposure to 100nM FA GeneTACTM for six days.

Figure 4: FXN mRNA and protein levels in patient lymphoblastoid cell line

Increase in FXN mRNA and Protein in FA Patient Cardiomyocytes and Neurons

In preclinical studies in both cardiomyocytes and neurons derived from an FA patient stem cell line, we observed an increase in FXN mRNA and protein levels following exposure to our FA GeneTACTM molecules. As illustrated in Figure 5, in the study of cardiomyocytes derived from an FA patient stem cell line, increased mRNA and protein levels were observed after continuous exposure to 100 nM of our FA GeneTACTM molecules.

Figure 5: FXN mRNA and protein levels in patient cardiomyocytes

Figure 5. Cardiomyocytes from an FA patient were incubated in triplicate with 100 nM of an FA GeneTACTM molecule continuously, and cells were harvested for determination of FXN mRNA (left) or protein (right) levels on days 3, 7, and 11. Data are depicted as Mean ± SD (n=3/group).

Continuous exposure to low doses of an FA GeneTACTM molecule (10 or 100nM) increased FXN expression in neurons derived from an FA patient stem cell line (Figure 6). Increases in FXN mRNA levels preceded increases in FXN protein, consistent with typical gene expression. Of note, the increase in FXN protein levels after continuous treatment with 10 or 100 nM of the FA GeneTACTM molecule resulted in similar FXN protein levels which were also similar to - and did not exceed - those in a non-FA patient-derived neurons in culture (grey horizontal bar in Figure 6 right panel).

Figure 6: FXN mRNA and protein levels in FA patient neurons

Figure 6. Neurons from an FA patient were incubated with 10 or 100 nM of an FA GeneTAC molecule continuously, and cells were harvested for determination of FXN mRNA (left) or protein (right) levels on Days 3, 7, 10, and 14. Data are depicted as Mean ± SD (n=3/group). Grey horizontal bar (right panel) indicates range of FXN protein levels in non-FA patient derived neurons on Day 14

In preclinical studies in Pook800J mice, we observed an increase in FXN protein levels in both heart and brain tissue after treatment with FA GeneTACTM molecules.

Distribution and Tolerability of FA GeneTACTM molecules

In preclinical studies in Sprague-Dawley rats, after a single intravenous (IV) administration of our FA GeneTACTM molecules, we observed intact FA GeneTACTM molecules in target tissues (including heart, brain, muscle and spinal cord) at or above concentrations shown to increase FXN mRNA and protein levels in FA patient cells. (Figure 7). In nonhuman primates (NHPs), repeat administration of an FA GeneTACTM molecule resulted in dose-related distribution to key target organs in the context of functional deficits encountered in FA, including the brain, skeletal muscle, and heart (Figure 7). In both species the FA GeneTACTM molecule was well tolerated and resulted in no clinically meaningful changes in hematology, serum biochemistry or histology.

Figure 7: FA GeneTACTM concentration in target tissues of NHPs

Figure 7. FA GeneTACTM molecule was administered to male cynomolgus monkeys by IV injection on Days 1, 8, and 15. Plasma and tissues were collected from 2 monkeys at 6, 24, and 168 hours after the Day 15 dose for determination of FA GeneTACTM molecule levels by LC-MS/MS. Data are depicted as the Mean + SE.

In our preclinical studies, we have observed a dose dependent increase in both FXN mRNA and protein levels in primary blood cells collected from FA patients, a dose dependent increase in both FXN mRNA and protein levels in neurons and cardiomyocytes and neurons derived from FA patients, durability of FXN mRNA and protein levels greater than 10 days, and sustained FA GeneTACTM levels after a single dose in heart, brain, muscle and spinal cord in rats.

Based on these results, we have conducted formal GLP safety studies in both rats and NHPs and anticipate beginning a Phase 1 clinical trial in the first half of 2022.

Myotonic Dystrophy Type-1 (DM1)

Disease Overview, Prevalence and Current Treatment Landscape

DM1 is a dominantly-inherited, monogenic progressive neuromuscular disease affecting skeletal muscle, heart, brain, and other organs. Clinical manifestations include muscle weakness, myotonia (slow muscle relaxation), early cataracts, cardiac arrhythmias and changes in neuropsychological function. DM1 is progressive and may become extremely disabling, leading to poor quality of life and early mortality.

DM1 is caused by an increased number of CTG triplet repeats found in the 3’ non-coding region of the DMPK gene. The number of repeats ranges from up to approximately 35 in healthy individuals to many thousands in DM1 patients. When transcribed, the higher-than-normal number of triplet repeats in terminal end of the mutant DMPK allele form pre-mRNAs with large CUG hairpin loops that remain entrapped in the nucleus and form clumps also called foci. Specifically, mutant DMPK pre-mRNA sequesters a critical CUG-binding protein, muscle blind-like protein 1 (MBNL1), which leads to the formation of toxic nuclear foci and inhibits the ability of MBNL1 in processing many pre-mRNAs. As a result, multiple pre-mRNAs that encode key proteins are mis-spliced. This mis-splicing in the nucleus results in the translation of atypical proteins, which ultimately cause the clinical presentation of DM1. When levels of mutant DMPK mRNA containing higher numbers of CUG repeats are reduced, nuclear foci are diminished and MBNL1 proteins are freed to function normally. This disease process is illustrated below:

Figure 8: DM1: Genetic basis and clinical presentation

DM1 is estimated to have a genetic prevalence of 1 in 2,300-8,000 people, affecting more than 70,000 people in the United States and more than 90,000 people in Europe. However, we believe that the patient population is currently underdiagnosed due to lack of available therapies. DM1 is typically categorized into four overlapping phenotypes based on age of onset: late-onset; classical (adult-onset); childhood; and congenital (cDM1).

Overview of DM1 phenotypes

Phenotype	Age of onset	Estimated % of DM1 patients
Late-onset	40+ years	~10%
Classical	10 – 40 years	~65% to 75%
(Adult-onset)
Childhood	1 - 10 years	~15%
Congenital	Birth	~5% to 15%
(cDM1)

All DM1 phenotypes, except the late-onset form, are associated with high levels of disease burden and premature mortality. The clinical course of DM1 is progressive, and may become extremely disabling, especially when more generalized limb weakness and respiratory muscle involvement develops. Systemic manifestations such as fatigue, GI complications, cataracts and excessive daytime sleepiness greatly impact a patient’s quality of life. As a result, DM1 leads to physical impairment, activity limitations, decreased participation in social activities and work and impairs quality of life for patients and their families. Life expectancy in classical DM1 ranges from 48-55 years. Respiratory failure due to muscle weakness (especially diaphragmatic weakness) causes at least 50% of early mortality, and cardiac abnormalities, including sudden death, account for approximately 30% of early mortality.

There are currently no approved therapies for the treatment of DM1, leaving a high unmet medical need and opportunity for new disease-modifying therapies. There are several product candidates currently in preclinical and clinical development, one of which is in later stage clinical development and does not show disease-modifying potential, while the other product candidates are in preclinical stages and have yet to demonstrate clinical proof-of-concept.

Our Approach

Our DM1 program is based on GeneTACTM small molecule candidates consisting of a DNA-targeting moiety designed to target to the CTG repeats in the 3’ untranslated region of the DMPK gene, linked to a ligand moiety that is designed to block transcription of the mutant expanded CTG repeat without disrupting the normal DMPK expression. As a result, the DM1 GeneTACTM molecule is designed to prevent the formation of the CUG hairpin structures that trap splicing proteins and produce nuclear foci. Like our FA program, the DM1 program is designed to address the underlying cause of the disease and benefit from the favorable development advantages of small molecules.

Preclinical Data

We are currently conducting preclinical studies of our DM1 GeneTACTM molecules in DM1 patient cells. We have observed reduced nuclear foci in DM1 cells from multiple patients after administration of our DM1 GeneTACTM molecules. We believe these data support the potential for our DM1 GeneTACTM molecules to be evaluated in clinical trials as a potential therapy for patients with DM1.

In preclinical studies in DM1 patient cells that contained toxic nuclear DMPK RNA, we observed reduction of nuclear foci following exposure to our DM1 GeneTACTM molecules. When toxic nuclear DMPK levels are reduced, the nuclear foci are diminished, releasing splicing proteins, allowing restoration of normal mRNA processing, and potentially stopping or reversing disease progression. As illustrated in Figure 9, we observed a reduction in CUG nuclear foci in DM1 patient cells exposed to our DM1 GeneTACTM molecules as determined through a fluorescence in situ hybridization imaging and analysis. This reduction was seen within several days after exposure to our DM1 GeneTACTM molecules. The reduced CUG nuclear foci are indicated by the reduction in green punctate staining.

Figure 9: Decrease in CUG nuclear foci in DM1 patient cells exposed to DM1 GeneTACTM molecules

Nuclei
Foci
Merge
Untreated
DM1 GeneTAC™
molecule treated
30 µm

In preclinical studies in cells from multiple DM1 patients, we observed a reduction in the number of observable CUG nuclear foci after exposure to our DM1 GeneTACTM molecule. As seen in Figure 10, after exposing DM1 Patient 1 and 2 cells to our DM1 GeneTACTM molecules, we observed an increase in the percentage of cells with no observable CUG nuclear foci to over 92%, similar to healthy cells.

Figure 10: CUG nuclear foci in cells from multiple DM1 patients

Figure 11: Percent splicing correction for MBNL1 exon 7 inclusion in DM1 patient fibroblasts

DM1 GeneTACTM molecules corrected splicing defects in MBNL-1 transcript in DM1 myoblasts and restored the splicing levels to >90% of that seen in healthy human skeletal myoblasts. We plan to continue evaluating the properties of our DM1 GeneTACTM molecules in both in vivo and in vitro preclinical studies. We expect to complete IND-enabling studies and seek regulatory clearance for a first-in-human clinical trial in 2023.

Discovery Programs

We are also advancing our GeneTACTM portfolio in other serious nucleotide repeat expansion-driven monogenic diseases, such as FECD, Fragile X syndrome, spinocerebellar ataxias, amyotrophic lateral sclerosis, frontotemporal dementia, Huntington disease and spinobulbar muscular atrophy as outlined in the table below. Many of these monogenic diseases have overlapping triplet repeat expansions, including CTG repeats that cause DM1, allowing for the accumulating knowledge on how to design novel molecules to be applied across multiple diseases, also caused by CTG and CAG repeat expansions. Additionally, our medicinal chemistry experiences with GeneTACTM molecules allow us to more rapidly design GeneTACTM molecules for additional indications.

Figure 12: Potential broad applicability of GeneTACTM molecules across multiple indications

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. Any product candidates that we successfully design, develop and commercialize will compete with current therapies and new therapies that may become available in the future. While we believe that our technology, development experience and scientific knowledge in the field of nucleotide repeat expansion diseases and small molecules, and foundational intellectual property provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions.

Friedreich Ataxia. There are currently no approved therapies for the treatment of FA. Some of the product candidates currently in development to treat FA include: omaveloxolone, a Nrf2 activator by Reata Pharmaceuticals; vatiquinone, a 15-lipoxygenase inhibitor by PTC Therapeutics; RT001, a deuterated poly-saturated fatty acid by Retrotope; leriglitazone, a PPAR-gamma agonist by Minoryx Therapeutics; and CTI-1601, an HIV-derived cell penetrating peptide FXN recombinant fusion protein by Larimar Therapeutics. In addition, several companies are in preclinical development for AAV-based gene therapies, including PTC therapeutics, Voyager Therapeutics, Lexeo Therapeutics, Pfizer, Novartis, Lacerta Therapeutics, StrideBio, and AavantiBio. We are not aware of any competing company that has a small molecule program in development that is designed to restore endogenous FXN protein levels, the underlying cause of FA.

Myotonic Dystrophy Type-1. There are currently no approved therapies for the treatment of DM1. Some of the candidates currently in clinical-stage development of which we are aware are tideglusib, a GSK3-ß inhibitor by AMO Pharma for the congenital phenotype of DM1 and AOC 1001, an antibody linked siRNA by Avidity Biosciences. Some of the products currently in preclinical development to treat DM1 include: a histamine 3 receptor inhibitor by Harmony Biosciences for the treatment of excessive daytime sleepiness in DM1; an AAV-antisense candidate by Audentes Therapeutics, an Astellas company; an antibody linked oligonucleotide by Dyne Therapeutics; a peptide conjugated antisense oligonuclieotide by PepGen; gene editing treatments by Vertex Pharmaceuticals; an RNA-targeting AAV-based gene therapy by Locana; an AAV-based RNA degrading gene therapy by Enzerna Biosciences; antisense oligonucleotides by NeuBase Therapeutics; antisense oligonucleotides and siRNA candidates by Triplet Therapeutics; small molecules interacting with RNA by Anima Biotech; anti-miRNA oligonucleotides by Arthex Biotech; small molecule modulators of transcription factors by Syros Pharmaceuticals; and small molecules interacting with RNA by Expansion Therapeutics.

Other Nucleotide Repeat Expansion Driven Diseases. There are currently no approved therapies targeting the underlying cause of other inherited nucleotide repeat expansion diseases where we believe GeneTACTM molecules could have applicability, including FECD, Fragile X syndrome, spinocerebellar ataxias, amyotrophic lateral sclerosis, frontotemporal dementia, Huntington disease and spinobulbar muscular atrophy, among others.

We will also compete more generally with other companies developing product candidates that utilize alternative scientific and technological approaches to modulate individual genes, including other companies working to develop nuclease-based gene editing technologies, such as Beam Therapeutics, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences and Sangamo Biosciences.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated within a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other drugs. The key competitive factors affecting the success of our programs are likely to be their efficacy, safety profile, biodistribution, manufacturability, effectiveness of commercial activities, intellectual property protection and availability of reimbursement.

License Agreement

License Agreement with Wisconsin Alumni Research Foundation

On February 20, 2019, we and Wisconsin Alumni Research Foundation (WARF) entered into a human therapeutics exclusive license agreement (the WARF License Agreement), pursuant to which we received (i) an exclusive, worldwide, royalty-bearing, sublicensable license under certain of WARF’s patents relating to compounds and methods for treating genetic disease by modulating gene expression, including expression of frataxin, through nucleic acid binding moieties that specifically bind to one or more repeats of a target oligonucleotide sequence as well as a synthetic transcription factor having a nucleic acid binding moiety that specifically binds to a target oligonucleotide sequence and (ii) a non-exclusive, worldwide, sublicensable license under certain of WARF’s know-how relating to the foregoing patents, in each case (i) and (ii), to research, develop, make, have made, use, have used, sell, offer for sale, have sold, export and import products developed through the use of such licensed patents and know-how in all fields. We are currently using the licensed patents and know-how in our FA program. The licenses granted pursuant to the WARF License Agreement are subject to certain rights retained by (i) the United States government under the Bayh-Dole Act and (ii) WARF to grant the University of Wisconsin, non-profit research institutions collaborating with the University of Wisconsin and governmental agencies non-exclusive licenses to practice and use the licensed patents for non-commercial research purposes. Such rights retained by the United States government and WARF are typical for a license from a U.S. university or research institution, and we believe such rights do not pose a material risk to our business. We further granted to WARF, the University of Wisconsin, the inventors of the licensed patents, and governmental research organizations a covenant not to sue under certain improvements to the licensed patents for non-commercial research purposes. Under the WARF License Agreement, we are required to use commercially reasonable diligence to develop, seek regulatory approval for, manufacture, market and sell licensed products throughout the term of the agreement, including satisfying certain funding and diligence milestones.

In consideration for the rights granted to us under the WARF License Agreement, we paid WARF an upfront licensing fee of $250,000. We are also required to pay WARF up to an aggregate of $17.6 million upon the achievement of certain development and commercial sales milestones. Each such milestone payment is payable once for each licensed product for which the milestone is achieved, except for the two milestones relating to IND submission and human proof of concept study, which are payable only for the first licensed product for which such milestones are achieved (and not for subsequent licensed products). In addition, we are required to pay WARF, on a licensed product-by-licensed product and country-by-country basis, upon first commercial product sale, a fixed royalty of a low single digit percentage on sales of licensed products by us and/or by our sublicensees, subject to certain reductions and a minimum total annual royalty payment of $100,000. Our royalty obligation will terminate on the date of expiration of the last-to-expire of the licensed patents in the relevant country. We are also obligated to pay WARF sublicense fees in the mid-single digits percentage for funding or royalties earned from the granting of sublicenses to the WARF patents and know-how. We are required to reimburse WARF for all costs associated with filing, prosecuting and maintaining the licensed patents prior to and after the effective date of the WARF License Agreement.

The WARF License Agreement will continue until the earliest of (i) the date of early termination in accordance with the agreement, (ii) expiration of the licensed patents in all countries, or (iii) our cessation, once begun, of royalty payments for more than two years. The WARF License Agreement may be terminated by us upon 90 days’ written notice, provided we include a statement of reasons for termination. WARF may terminate the WARF License Agreement (a) upon written notice if our cumulative earned royalties paid to WARF does not exceed $100,000 on or before December 31, 2031, (b) if we fail to make timely payments, fail to timely provide development reports or provide any false information with respect thereto, fail to actively pursue the development plan, or commit any breach of any other covenant, representation or warranty under the WARF License Agreement, in each case, without curing such failure or breach within 90 days after written notice thereof, (c) if we commit any act of bankruptcy or become insolvent, or (d) immediately if we or our sublicensee(s) offer any rights to the licensed patents to our or our sublicensees’ creditors. As of December 31, 2021, the licensed patents include one issued U.S. patent that is projected to expire on or around March 29, 2037, not including any patent term adjustments and extensions. The license also includes eight pending patent applications in the United States, Europe, Canada, and Australia. Any patents that issue from these patent applications have projected expiration dates from 2037 through 2039, not including any patent term adjustments and extensions that may be available.

Manufacturing

GeneTACTM molecules are synthetically tractable, offering a readily scalable, cost-effective development path that does not require complex customized equipment and processes. We do not own or operate, and currently have no plans to establish, current Good Manufacturing Practice (cGMP) manufacturing facilities and laboratories. We currently rely on third-party manufacturers and suppliers for the raw materials and starting components used to make our GeneTACTM molecules, and we expect to continue to do so to meet our research and development and commercial activities. Our third-party manufacturers are qualified to manufacture our product candidates under cGMP requirements and other applicable laws, guidances and regulations. We believe there are multiple sources for all of the materials and components required for the manufacture of our product candidates.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing the proprietary rights of others, and in part, on our ability to prevent others from infringing our proprietary rights. A comprehensive discussion on risks relating to intellectual property is provided under the heading “Risk Factors” under Part I, Item 1A of this Annual Report.

As of December 31, 2021, we own eight pending U.S. patent applications, six pending European patent applications, one pending patent application in Argentina, one pending patent application in Taiwan, and three pending Patent Cooperation Treaty applications, which, if issued (or in case of provisional applications, if issued from future non-provisional applications that we file), are expected to expire between 2039 and 2042, not including any patent term adjustments and extensions that may be available. In addition, we acquired an exclusive license from WARF under one issued U.S. patent, three pending U.S. patent applications, two pending European patent applications, two pending Canadian patent applications and one pending Australian patent application, with the issued patent expected to expire in 2037 and the other patents, if issued, are expected to expire between 2037 and 2039, not including any patent term adjustments and extensions that may be available. These patents cover our proprietary GeneTACTM Platform technology that is used in our FA program, DM1 program and other therapeutic programs directed to genetic diseases that are further discussed below.

For our FA program, as of December 31, 2021, we own or hold an exclusive, worldwide license from WARF. In particular, we have licensed from WARF an issued U.S. patent, a pending U.S. patent application, and two pending patent applications in Europe and Canada directed to compounds and methods for modulating frataxin expression. The U.S. patent and any patents issued from these pending patent applications are projected to expire on or around March 29, 2037, not including any patent term adjustments and extensions. We also license from WARF one pending U.S. patent application and three pending patent applications in Australia, Europe, and Canada directed to methods and compounds for treatment of FA. Any patents that eventually issue from this patent application are projected to expire on or around October 22, 2039. Additionally, we own two pending U.S. patent applications, a pending patent application in Europe, two pending patent applications in Argentina and Taiwan and a pending Patent Cooperation Treaty application directed to compositions of matter and methods for the treatment of FA. Any patents that eventually issue from these patent applications are projected to expire in the 2039-2042 timeframe.

For our DM1 program, as of December 31, 2021, one of our pending U.S. patent applications, one pending patent application in Europe, and one pending Patent Cooperation Treaty application are directed to compositions of matter and methods for the treatment of DM1. Any patents issuing from patent applications in these families are projected to expire in the 2039-2041 timeframe, not including any patent term adjustments and extensions that may be available.

As of December 31, 2021, four of our pending U.S. patent applications, four of our pending patent applications in Europe and one of our pending Patent Cooperation Treaty application are directed to our therapeutic programs related to other genetic diseases (including, but not limited to, Amyotrophic Lateral Sclerosis, Fragile X and Spinocerebellar Ataxia). These therapeutic programs utilize our GeneTACTM Platform technology and any patents that issue from these patent applications are projected to expire in the 2039-2041 timeframe not including any patent term adjustments or extensions. We also license from WARF a pending U.S. patent application that, if issued, is projected to expire on or around March 29, 2038, not including any patent term adjustments or extensions. These patent applications cover compositions of matter and methods of treating the related genetic diseases under our therapeutic programs, including the use of transcription modulator molecules that contain a DNA-binding moiety capable of specifically binding to certain nucleotide repeat sequences that are implicated in the applicable genetic disease. In addition to patent protection, we rely on trade secret protection, trademark protection and know-how to expand our proprietary position around our chemistry, technology and other discoveries and inventions that we consider important to our business. We are a party to the WARF License Agreement, described in more detail above, under which we are granted intellectual property rights to know-how that are important to our business.

As of December 31, 2021, six of our pending U.S. patent applications and six of our pending patent applications in Europe are directed to our GeneTACTM Platform. Any patents that are expected to issue from these patent applications are projected to expire in 2039, not including any patent term adjustments and extensions that may be available.

We also seek to protect our intellectual property by having confidentiality terms in our agreements with companies with whom we share proprietary and confidential information in the course of business discussions, and by having confidentiality terms in our agreements with our employees, consultants, scientific advisors, clinical investigators and other contractors and also by requiring our employees, commercial contractors, and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them while in our employ.

Government Regulation and Product Approval

As a pharmaceutical company that operates in the United States, we are subject to extensive regulation. Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing. Product candidates that we develop must be approved by the Food and Drug Administration (FDA), before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FDCA), and implementing regulations. A new drug must be approved by the FDA through the new drug application (NDA) process before it may be legally marketed in the United States. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice (GLP) regulations and other applicable regulations;

•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•
approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s good clinical practice (GCP) regulations to establish the safety and efficacy of the proposed drug for its proposed indication;

•
submission to the FDA of an NDA after completion of all pivotal trials;

•
a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•
potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA to assess compliance with GCP regulations;

•
satisfactory completion of an FDA advisory committee review, if applicable; and

•
FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP requirements. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance.

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion, the side effects associated with increasing doses and if possible, to gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•
Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases or conditions and to determine dosage tolerance, optimal dosage and dosing schedule. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•
Phase 3. The drug is administered to an expanded patient population to further evaluate dosage and clinical efficacy at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall benefit/risk ratio of the product and provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval studies, or Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 trials. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected AEs or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data need to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. Unless otherwise required by regulation, the Pediatric Research Equity Act does not apply to any drug for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions and typically follows the advisory committee’s recommendations.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or (an) additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing, which involves clinical trials designed to further assess a drug safety and effectiveness, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also determine that a REMS is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development or review of products that meet certain criteria. For example, the FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in the treatment, diagnosis or prevention of a serious condition compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the predicted clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required clinical trials, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes intensive FDA interaction and guidance. If a drug is designated as breakthrough therapy, FDA will expedite the development and review of such drug. Breakthrough therapy designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, such designations or shortened review periods may not provide a material commercial advantage.

Post-Approval Requirements

Any drug products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long term stability of the drug product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•
fines, warning letters, or untitled letters;

•
clinical holds on clinical studies;

•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;

•
product seizure or detention, or refusal to permit the import or export of products;

•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•
mandated modification of promotional materials and labeling and the issuance of corrective information;

•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

•
injunctions or the imposition of civil or criminal penalties.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of non-patent market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Other U.S. Healthcare Laws and Compliance Requirements

Although we currently do not have any products on the market, we are and, upon approval and commercialization, will be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In the United States, such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal false claims laws, including the False Claims Act, which prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim under the False Claims Act includes “any request or demand” for money or property presented to the U.S. government. The federal civil False Claims Act can be enforced through private “qui tam” actions brought by individual whistleblowers in the name of the government. In addition, manufacturers can be held liable under the civil False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-covered, uses. In addition, a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) also created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, certain ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, applicable manufacturers are also required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, track and report gifts, compensation and other remuneration made to physicians and other healthcare providers, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are also potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Data Privacy and Security

We may also be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and regulations implemented thereunder, imposes obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” and covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California recently enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered businesses to provide new disclosure to consumers about such business’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters on November 3, 2020. When it goes into effect on January 1, 2023, the CPRA will modify significantly the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Both the CCPA and CPRA could impact our business activities depending on how they are interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

We also are or will become subject to applicable privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, if we conduct EU-based clinical trials, we will be subject to Regulation (EU) 2016/679, the General Data Protection Regulation (GDPR) in relation to our collection, control, processing and other use of personal data of European data subjects (i.e. data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area (EEA), including the health and medical data of these participants. The GDPR is directly applicable in each EU and EEA Member State, however, it provides that EU and EEA Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical data), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing activities and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to EU rules with respect to cross-border transfers of personal data out of the EU and EEA; for example, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are established or otherwise subject to the GDPR, and we maintain an office in Switzerland, which has its own set of stringent privacy and data protection laws and regulations. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

Further, the United Kingdom (UK)’s withdrawal from the EU and the EEA, referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, while the Data Protection Act of 2018, which “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the UK, aspects of data protection in the UK, such as the transfer of data from the EEA to the UK, remain uncertain. Following the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into UK law. Beginning in 2021, the UK is now a “third country” under the GDPR. Pursuant to the EU-UK Trade and Cooperation Agreement of December 24, 2020, transfers of personal data from the EU to the UK may continue to take place without a need for additional safeguards during a further transition period, to expire on (1) the date on which an adequacy decision with respect to the UK is adopted by the EU Commission; or (2) the expiry of four months, which shall be extended by a further two months unless either the EU or the UK objects. It remains unclear whether the EU Commission will adopt an adequacy decision with respect to the UK. In the absence of such decision after the expiry of the additional transition period, companies may need to put in place additional safeguards for transfers of personal data from the EU to the UK, such as standard contractual clauses approved by the EU Commission.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we or our collaborators obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such drug products.

In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. For gene therapy and other products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

If we elect to participate in certain governmental programs, we may be required to participate in discount and rebate programs, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. For example, drug manufacturers participating under the Medicaid Drug Rebate Program must pay rebates on prescription drugs to state Medicaid programs.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively ACA), was enacted, which affected existing government healthcare programs and resulted in the development of new programs.

Among the ACA’s provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and a cap on the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP);

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•
extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•
expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been executive judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act (the Tax Act) was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The case is currently under review by the U.S. Supreme Court but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA or our business.

Other legislative changes have also been proposed and adopted in the United States since the Healthcare Reform Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, additional federal regulations, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

We anticipate that these new laws will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Further, it is possible that additional governmental action is taken in response to the evolving effects of the novel coronavirus-2019 (COVID-19) pandemic. Additionally, health reform initiatives may arise in the future, particularly in light of the new Biden administration.

The U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act of 1977 (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we or our potential collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of an application for a clinical trial authorization (CTA) much like the IND prior to the commencement of human clinical trials. In the EU, for example, a CTA must be submitted to each country’s national health authority and an application made to an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements and a favorable ethics committee opinion has been issued, clinical trial development may proceed.

The requirements and process governing the conduct of clinical trials are to a significant extent harmonized at the EU level, but could vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. The way clinical trials are conducted in the EU will undergo a major change when the Clinical Trial Regulation (Regulation (EU No 536/2014) comes into application, expected in 2022.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a marketing authorization application either under the so-called centralized or national authorization procedures. The application used to file an NDA in the United States is similar to that required in the European Union, but the exact requirements for authorization may vary.

Centralized Procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission following a favorable opinion by the European Medicines Agency (EMA) that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases, other immune dysfunctions and viral diseases. The centralized procedure is optional for other products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health or which contain a new active substance for indications other than those specified to be compulsory.

National Authorization Procedures. There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•
Decentralized Procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorizations in more than one EU Member State of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure.

•
Mutual Recognition Procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

The European Union also provides opportunities for market exclusivity. For example, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

The EMA grants orphan drug designation to promote the development of products for the treatment, prevention or diagnosis of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted if the drug is intended for a life threatening or chronically debilitating condition in the EU and without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify the investment required to develop the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free or reduced-fee protocol assistance, fee reductions for marketing authorization applications and other post-authorization activities and ten years of market exclusivity following drug approval, which can be extended to 12 years if trials are conducted in accordance with an agreed-upon pediatric investigational plan. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

In the European Union, early access mechanisms for innovative medicines (such as compassionate use programs and named patient supplies), pricing and reimbursement, and promotion and advertising, amongst other things, are subject to national regulations and oversight by national competent authorities and therefore significantly vary from country to country.

Sanctions for non-compliance with the aforementioned requirements, which may include administrative and criminal penalties, are generally determined and enforced at national level. However, under the EU financial penalties regime, the EMA can investigate and report on alleged breaches of the EU pharmaceutical rules by holders of a marketing authorization for centrally authorized medicinal products and the European Commission could adopt decisions imposing significant financial penalties on infringing marketing authorization holders.

The United Kingdom left the European Union on January 31, 2020. Following the transition period which ended on December 31, 2020, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom in the coming years.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Corporate Information

We were incorporated under the laws of the State of Delaware on December 18, 2017. Our principal executive offices are located at 6005 Hidden Valley Road, Suite 110, Carlsbad, California 92011, and our telephone number is (858) 293-4900. Our corporate website address is www.designtx.com. We make available, free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K. We have included our website in this Annual Report on Form 10-K solely as an inactive textual reference.

Employees and Human Capital Resources

As of December 31, 2021, we had 38 employees, 37 of whom were full-time, and 16 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 88 full-time equivalents as of December 31, 2021.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Item 1A. Risk Factors.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings with the Securities and Exchange Commission (SEC). If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program and our other development programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have not yet commenced clinical trials for any of our product candidates, and none of our product candidates have been approved for commercial sale or tested in human subjects. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $35.5 million and $8.3 million for the years ended December 31, 2021 and 2020, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2021, we had $384.1 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. We have completed IND-enabling studies for our FA GeneTACTM development candidate. We have not yet begun clinical trials for any of our development programs. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

We may experience delays in initiating our clinical trials for our product candidates and we cannot be certain that the trials or any other future clinical trials for our product candidates will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure related to:

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board (DSMB) for such trial or by the FDA or other regulatory authorities (including foreign regulatory authorities comparable to the FDA). Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all indications. The FDA may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our clinical trials from the United States.

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

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and could cause significant disruption in the operations of third parties upon whom we rely. In particular, the ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of our suppliers, CROs, other contract service providers or other third parties with whom we conduct business. As a result of measures imposed by governments in affected regions, many commercial activities, businesses and schools have been, were, or may again be suspended as part of measures intended to reduce the spread of COVID-19. As the COVID-19 pandemic continues, we may experience disruptions that could severely impact our business and planned clinical trials, including:

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
•
changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
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

We are aware of a number of companies targeting FA including (i) Reata Pharmaceuticals evaluating omaveloxolone, a Nrf2 activator, (ii) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor, (iii) Retrotope evaluating RT001, a deuterated poly-saturated fatty acid, (iv) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist and (vi) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein. In addition, several companies are developing AAV-based gene therapies including PTC Therapeutics, Voyager Therapeutics, Lexeo Therapeutics, Pfizer, Novartis, Lacerta Therapeutics, StrideBio, and AavantiBio.

We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (iii) Avidity Biosciences evaluating an antibody linked siRNA, (iv) Audentes Therapeutics evaluating an AAV-antisense candidate, (v) Dyne Therapeutics evaluating an antibody linked oligonucleotide, an miR-23b antisense candidate, (vi) PepGen evaluating a peptide conjugated antisense oligonucleotide; (vii) gene editing treatments by Vertex Pharmaceuticals, (viii) an RNA-targeting AAV-based gene therapy by Locana, (ix) an AAV-based RNA degrading gene therapy by Enzerna Biosciences, (x) antisense oligonucleotides by NeuBase Therapeutics, (xi) antisense oligonucleotides and siRNA candidates under evaluation by Triplet Therapeutics, (xii) small molecules interacting with RNA under evaluation by Anima Biotech, (xiii) anti-miRNA oligonucleotides under evaluation by Arthex Biotech, (xiv) small molecule modulators of transcription factors under evaluation by Syros Pharmaceuticals, and (xv) small molecules interacting with RNA under evaluation by Expansion Therapeutics.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities, provide services in a timely manner or perform as contractually required. These risks are heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of COVID-19, including quarantines and shelter-in-place orders, which have also adversely impacted the supply chain for many research and clinical supplies, including animals for preclinical testing. In addition, demand for CROs and their resources and services has increased in recent years, which has impacted performance timelines. Furthermore, there are shortages in the supply of materials and animal availability for preclinical testing, which are required to conduct preclinical studies. This has led us to experience increased competition for CRO services, including, without limitation, scheduling preclinical studies and delays in study reporting, which could impact development timelines. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

As of December 31, 2021, we had 38 employees, 37 of whom were full-time. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 88 full-time equivalents as of December 31, 2021. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under current law, U.S. federal net operating losses (NOLs), incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely to offset future taxable income, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws.

As of December 31, 2021, we had $40.3 million of U.S. federal NOLs and $10.4 million of state NOLs. U.S. federal NOL carryforwards totaling $0.1 million will begin to expire in 2037 unless previously utilized, and U.S. federal NOL carryforwards of $40.2 million generated after 2017 can be carried forward indefinitely under current law but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $10.4 million will begin to expire in 2037, unless previously utilized. As of December 31, 2021, we also had aggregate U.S. federal and state research and development (R&D) credits of approximately $0.9 million and $0.6 million, respectively. U.S. federal R&D credits carryforwards begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, R&D credits and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs, R&D credits and other applicable tax attributes carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOL carryforwards to offset taxable income in tax years beginning after 2019 and before 2023. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows. We have completed a Section 382 study to assess whether an ownership change had occurred from our formation through December 31, 2021. Based upon the study, we determined that we experienced multiple ownership changes during 2020, causing the annual utilization of NOLs, R&D credits, and other applicable tax attributes generated before then to be limited. We do not believe any of the NOLs, R&D credits, and other applicable tax attributes generated through December 31, 2021 will expire solely as a result of the limitations caused by these ownership changes. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to further limitations, which could potentially result in increased future tax liability to us.

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
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by the physicians described above and their immediate family members.
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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect through 2030. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.

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

For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinds the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business impacts.

In the ordinary course of business, we and our collaborators and third-party providers may process personal data and other sensitive and confidential data, such as proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing and personal data by us and on our behalf. In the United States, numerous federal, state, and local laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data and could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act of 2018 (CCPA) imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents' personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. At this time, we do not believe we are subject to the CCPA, but should we expand our operations in California, the CCPA (and later, the CPRA) will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions. Other states have enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union's General Data Protection Regulation (EU GDPR) and the United Kingdom's GDPR (UK GDPR) impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area (EEA) and the United Kingdom (UK). For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines up to 20 million euros or 4% of the annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data.

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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for personal data transfers out of the EEA.

If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these obligations, we may incur significant fines, experience a significant increase in costs, or other consequences.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion. These obligations may be subject to differing applications and interpretations, which may be inconsistent among jurisdictions or in conflict. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change to our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third-parties upon whom we rely may fail to comply such obligations that impacts our compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring our operations.

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

We rely upon a combination of patents, know-how, trade secrets, and confidentiality agreements to protect the intellectual property related to our products and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market.

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

We are an “emerging growth company”, and we intend to take advantage of reduced reporting requirements.

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

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date upon which we are deemed to be a “large accelerated filer”, which means we have been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), for at least 12 months as of December 31st, and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to public company reporting and compliance initiatives.

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

As a public company, we are subject to requirements of the Sarbanes-Oxley Act, the regulations of the Nasdaq Global Select Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. Company responsibilities required by the Sarbanes-Oxley Act include, among other things, that we maintain corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain, and improve the effectiveness of our internal controls and procedures, and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act modified certain provisions of the Tax Act. It is also possible that U.S. tax law will be further modified by the Biden administration and Congress by making tax law changes included in proposed legislation (which has not yet been enacted) that could have an adverse effect on our operations, cash flows and results of operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Our internal information technology systems or sensitive data, or those of our third-party CROs or other contractors or consultants, may fail or suffer security incidents, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates' development programs, compromise sensitive data related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store, transmit or otherwise process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information and personal data). We also have outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our proprietary, confidential, and sensitive data. We may share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage in attacks. We may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to data. A security incident could disrupt our (and third parties upon whom we rely) ability to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data.

While we have implemented measures designed to protect against security incidents, our security measures may in the future not be sufficient to prevent security incidents. We have no control over the security measures of third parties with whom we share or receive sensitive data. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience, delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers for using our products, and negatively impact our ability to grow and operate our business.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and (iv) any action asserting a claim against us or any of our directors, officers or other employees, governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits against us and our directors, officers, and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, both state and federal court, or other jurisdictions which could seriously harm our business, financial condition, results of operations, and prospects.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 12,370 square feet of laboratory and office space in Carlsbad, California, pursuant to a lease agreement, with a related party, that commenced in September 2021 and expires in August 2027. We believe that this facility will meet our current and near term needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputation harm, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol “DSGN” since March 25, 2021. Prior to that date, there was no public market for our common stock.

Holders of Common Stock

As of March 4, 2022, there were 55,700,156 shares of common stock issued and held by approximately 22 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Use of Proceeds

On March 25, 2021, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-253954) that was declared effective by the SEC on March 25, 2021, for 12,000,000 shares of our common stock for sale to the public at a price of $20.00 per share. In addition, in March 2021, the underwriters exercised their over-allotment option to purchase 1,800,000 additional shares of our common stock in the initial public offering at the public offering price of $20.00 per share, such that the aggregate offering price of our initial public offering was $276.0 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $254.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The underwriters for our initial public offering were Goldman Sachs & Co. LLC, SVB Leerink LLC, and Piper Sandler & Co.

The net proceeds from our initial public offering are being held in cash, cash equivalents and investments securities, primarily in money market funds invested in U.S. government agency securities and U.S. treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021. As of December 31, 2021, we had used approximately $16.9 million of the net proceeds received from our initial public offering to support our operations.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical information, this Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Item 1A. Risk Factors."

Overview

We are a preclinical-stage biopharmaceutical company pioneering GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates that are designed to be disease-modifying and target the underlying cause of inherited nucleotide repeat expansion diseases. Certain diseases caused by inherited nucleotide repeat expansion, such as Friedreich ataxia (FA), can result in reduced expression of specific mRNAs and deficiency of vital proteins; in other diseases, such as myotonic dystrophy type-1 (DM1), Fuchs endothelial corneal dystrophy (FECD), and Huntington disease, the nucleotide repeat expansions result in the generation of toxic gene products, often associated with pathological nuclear foci and broad splicing disruptions. Our GeneTACTM molecules are designed to selectively target genetic repeat sequences, modulate gene expression either by dialing up or dialing down mRNA transcription, and restoring cellular health. As a platform, we believe that GeneTACTM molecules have broad potential applicability across monogenic nucleotide repeat expansion diseases affecting millions of individuals worldwide.

In preclinical studies for our lead program, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTACTM molecules. At doses that were observed to be well tolerated in rodents and non-human primates, FA GeneTACTM molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. Investigational New Drug Application (IND)-enabling studies for our FA GeneTACTM development candidate have been completed in alignment with feedback received from the U.S. Food and Drug Administration (FDA) through a pre-IND meeting and from the European Medicines Agency (EMA) through a scientific advice procedure. In late February 2022, the IND for our lead FA GeneTACTM development candidate was cleared by the FDA. We anticipate a first-in-human dosing in FA patients with our lead FA GeneTACTM development candidate in the first half of 2022, with initial topline clinical data expected in the second half of 2022.

In our second program in DM1, multiple DM1 GeneTACTM molecules elicited robust reduction of nuclear foci and correction of splicing defects in DM1 patient muscle cells. Preclinical in vivo studies demonstrated distribution of DM1 GeneTACTM molecules to key target tissues including skeletal muscle and heart, achieving tissue concentrations of intact DM1 GeneTACTM molecule that reduced pathogenic nuclear foci to normal levels in our in vitro experiments. We expect to complete IND-enabling studies and seek regulatory clearance for a first-in-human clinical trial in 2023.

In an additional research program, we conducted preclinical studies to evaluate the effects of GeneTACTM molecules in FECD. When tested in vitro in FECD patient-derived corneal endothelial cells, which contained nuclear foci, our FECD GeneTACTM molecules led to robust reductions in toxic nuclear RNA foci and also corrected key mis-spliced transcripts to levels observed in unaffected corneal endothelial cells. We believe this preclinical data support the potential of our novel GeneTACTM small molecules to correct the most common underlying genetic cause of FECD, and we plan to advance this research program through additional preclinical studies.

To date, we have incurred net losses and negative cash flows from operations since our inception and as of December 31, 2021, had an accumulated deficit of $47.5 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

We have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant revenue and the issuance of convertible notes and debt. In March 2021, we completed our initial public offering in which we sold 13,800,000 shares of our common stock at $20.00 per share and received net proceeds, after underwriting discount and offering costs, of $254.3 million. In January 2021, we issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net proceeds of approximately $124.7 million. Our cash, cash equivalents and investment securities balance as of December 31, 2021, was $384.1 million.

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

•
laboratory supplies; and

•
license fees.

Indirect costs include:

•
personnel-related expenses, consisting of employee salaries, payroll taxes, bonuses, benefits and stock-based compensation charges for those individuals involved in research and development efforts; and

•
facilities expenses which include allocated expenses for amortization of right-of-use assets, depreciation and other overhead expenses, costs for general laboratory consumables and other indirect expenses.

A significant portion of our research and development expenses have been direct costs, which we track by stage of development, preclinical or clinical. However, we do not track our internal research and development expenses on a program specific basis, unless specific to research grants, because these costs are deployed across multiple projects and, as such, are not separately classified.

We expect that our research and development expenses will substantially increase for the foreseeable future as we continue the development of our FA program, DM1 program and our other discovery programs, in particular as we advance our product candidates into clinical development. As of the date of this Annual Report, we cannot reasonably determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical programs of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Preclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our operating expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$24,778	$6,060	$18,718
General and administrative	11,053	2,496	8,557
Total operating expenses	$35,831	$8,556	$27,275

Research and Development Expenses. The increase of $18.7 million in research and development expenses was due primarily to additional expense to support the advancement of our FA program, including chemistry and manufacturing development costs, and costs incurred on our DM1 program during the year ended December 31, 2021 which were not incurred in the same period of 2020. Further, we incurred higher personnel and related costs, including non-cash stock-based compensation, during the year ended December 31, 2021 as compared to the same period in 2020, as we expanded the number of research and development employees to support our programs.

The following table summarizes our research and development expenses by direct and indirect costs for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Direct costs(1)	$14,683	$4,161	$10,522
Indirect costs	10,095	1,899	8,196
Total research and development expenses	$24,778	$6,060	$18,718

(1)
In future periods when clinical trial expenses are incurred, external costs will be broken out between our clinical programs and our preclinical programs.

General and Administrative Expenses. The increase of $8.6 million in general and administrative expenses was due primarily to additional personnel and related costs, including non-cash stock-based compensation, incurred during the year ended December 31, 2021 as compared to the same period in 2020, as we increased the number of general and administrative personnel to support our organization, including our expanded research and development team and public company operations. Further, we incurred increased insurance expense and professional fees for legal and accounting services during the year ended December 31, 2021 as compared to the same period in 2020.

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

As of December 31, 2021, we had $298.6 million of cash and cash equivalents, an increase of $296.2 million from the $2.4 million of cash and cash equivalents at December 31, 2020. In addition, we had $85.5 million of available-for-sale investment securities at December 31, 2021, an increase of $51.8 million from the $33.7 million of available-for-sale investment securities held at December 31, 2020. The increase in our cash and cash equivalents balance at of December 31, 2021 was primarily due to the proceeds received from our initial public offering of common stock completed in March 2021 and Series B convertible preferred stock offering completed in January 2021. Further detail of the change in our cash and cash equivalents for the year ended December 31, 2021 and 2020 is summarized below (in thousands):

	Year Ended December 31,
	2021	2020	Change
Net cash (used in) provided by:
Operating activities	$(29,377)	$(8,669)	$(20,708)
Investing activities	(53,644)	(33,561)	(20,083)
Financing activities	379,211	44,532	334,679
Net increase in cash and cash equivalents	$296,190	$2,302	$293,888

Operating Activities. Net cash used in operating activities was $29.4 million and $8.7 million for the year ended December 31, 2021 and 2020, respectively. The increase in our use of cash was primarily due to the $35.5 million net loss we incurred during the year ended December 31, 2021. The net loss was due primarily to the advancement of our research and development programs and higher personnel costs to support these activities and our preparations to become, and operations as, a public company. Partially offsetting the cash impact of our net loss during the 2021 period was an increase in our accounts payable and accrued expense balances and higher non-cash expenses incurred during the period, including $4.2 million of additional non-cash stock-based compensation.

Investing Activities. Net cash used in investing activities was $53.6 million and $33.6 million for the year ended December 31, 2021 and 2020, respectively, due primarily to the purchase of investment securities, partially offset by net proceeds received from the maturity of investment securities during the periods presented. We have classified our investments securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities was $379.2 million for the year ended December 31, 2021, primarily from the $254.3 million of net proceeds received from our initial public offering in March 2021 and the $124.7 million of net proceeds received from the closing of our Series B convertible preferred stock financing in January 2021. Net cash provided by financing activities during the year ended December 31, 2020 was $44.5 million, primarily from the $44.7 million of net proceeds received from our Series A convertible preferred stock financing during the period.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements for more than the next 12 months following the date of this Annual Report.

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

Contractual Obligations, Commitments and Material Cash Requirements

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

In February 2019, we entered into a Human Therapeutics Exclusive License Agreement (License Agreement) with the Wisconsin Alumni Research Foundation (WARF). Under the License Agreement, we licensed the exclusive, worldwide, royalty-bearing, sublicensable rights to certain WARF patents and the nonexclusive worldwide rights to certain know-how to develop and commercialize products for the prevention, diagnosis and treatment of disease. As consideration for the license, we agreed to pay an upfront fee of $250,000, of which we paid $25,000 upon execution of the agreement and the remaining $225,000 upon the closing of our Series A financing.

Pursuant to the License Agreement, we are required to pay $125,000 upon the acceptance of an investigation new drug (IND) application in the U.S. and will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. We have paid no milestone or royalty payments as of December 31, 2021. Further, we are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. We may terminate the License Agreement with 90 days written notice or for certain breaches of the agreement. WARF may terminate the License Agreement with 90 days written notice if first commercial sale does not occur before December 31, 2031. Unless terminated earlier by the parties, the term of the License Agreement will continue until the last licensed patent expires in all countries.

Additionally, we enter into agreements in the normal course of business with third-party vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our planned clinical trials, discovery and preclinical programs, personnel and facilities-related expenses, external research and development and product development.

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

While our significant accounting policies and estimates are described in more detail in Note 2 to our audited financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced. Since our inception, we have not experienced any material differences between accrued or prepaid costs and actual costs.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of equity awards recognized in the period using the Black-Scholes option pricing model. We recognize the expense for equity awards on a straight-line basis over the requisite service periods of the awards, which is usually the vesting period. Forfeitures are recognized as they occur.

Estimating the fair value of equity awards pursuant to the Black-Scholes option pricing model requires us to make assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized.

The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. We determine these assumptions in the following manner:

•
Fair Value of Common Stock. The grant date fair market value of the shares of common stock underlying stock options is determined by our board of directors. Following the closing of our IPO, the fair market value of our common stock is based on its closing price as reported on the date of grant on the primary stock exchange on which our stock is traded. Prior to our IPO, because there was no public market for our common stock, the board of directors considered, among other things, input from management and valuations of our stock prepared by unrelated third-party valuation firms.

•
Expected Term. The expected term of stock options represents the period of time that the awards are expected to be outstanding. Because we do not have sufficient historical exercise behavior, we determine the expected term assumption using the simplified method for our employees and board members, which calculates the expected term as the average time-to-vesting and the contractual life of the award. The expected term for non-employees is generally the contractual term.

•
Expected Volatility. Given our limited historical stock price volatility data, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available.

•
Risk-Free Interest Rate. The risk-free rate assumption is based on the U.S. Treasury yield in effect at the time of the grant with maturities consistent with the expected term of the awards.

•
Expected Dividend Yield. The expected dividend yield assumption is based on our history and expectation of dividend payouts. We have not paid and do not intend to pay dividends and, therefore, used an expected dividend yield of zero.

See Note 10 to our financial statements included in this Annual Report on Form 10-K for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a "smaller reporting company" as defined under Item 10(f)(1) of Regulation S-K of the Securities Act.

112

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Design Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Design Therapeutics Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2020.

San Diego, California

March 10, 2022

Design Therapeutics, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$298,569	$2,379
Investment securities	85,495	33,712
Prepaid expenses and other current assets	1,371	142
Total current assets	385,435	36,233
Property and equipment, net	1,508	71
Right-of-use asset, related party	3,614	—
Deferred offering costs	—	212
Total assets	$390,557	$36,516
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable (including related party amounts of $0 and $20, respectively)	$1,620	$1,399
Accrued expenses and other current liabilities (including related party amounts of $504 and $0, respectively)	3,663	931
Total current liabilities	5,283	2,330
Operating lease liability, net, related party	3,144	—
Other long-term liabilities	—	145
Total liabilities	8,427	2,475
Commitments and contingencies (See Note 12)
Convertible preferred stock; $0.0001 par value; no shares and 22,012,499 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation preference of zero and $45,625 as of December 31, 2021 and 2020, respectively	—	45,356
Stockholders' equity (deficit):
Common stock: $0.0001 par value; 200,000,000 and 60,000,000 shares authorized, 55,681,752 and 16,604,774 shares issued, 55,441,926 and 15,957,821 shares outstanding at December 31, 2021 and 2020, respectively	6	1
Additional paid-in capital	429,824	451
Accumulated deficit	(47,456)	(11,923)
Accumulated other comprehensive (loss) income	(244)	156
Total stockholders' equity (deficit)	382,130	(11,315)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$390,557	$36,516

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue:
Grant revenue	$—	$226
Operating expenses:
Research and development (including related party amounts of $405 and $53, respectively)	24,778	6,060
General and administrative (including related party amounts of $328 and $292, respectively)	11,053	2,496
Total operating expenses	35,831	8,556
Loss from operations	(35,831)	(8,330)
Other income, net (including related party expense amounts of $0 and $30, respectively)	298	50
Net loss	$(35,533)	$(8,280)

Net loss per share, basic and diluted	$(0.77)	$(0.52)
Weighted-average shares of common stock outstanding, basic and diluted	45,936,235	15,796,674

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Net loss	$(35,533)	$(8,280)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(400)	156
Comprehensive loss	$(35,933)	$(8,124)

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

						Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2020	22,012,499	$45,356	15,957,821	$1	$451	$156	$(11,923)	$(11,315)
Issuance of Series B convertible preferred stock, net of $288 of issuance costs	19,083,979	124,712	—	—	—	—	—	—
Preferred stock converted into shares of common stock	(41,096,478)	(170,068)	25,212,548	4	170,064	—	—	170,068
Initial public offering of common shares, net of $21,728 of issuance costs	—	—	13,800,000	1	254,270	—	—	254,271
Exercises of stock options and vesting of restricted stock	—	—	460,101	—	156	—	—	156
Issuance of common stock under employee stock purchase plan	—	—	11,456	—	194			194
Stock-based compensation	—	—	—	—	4,689	—	—	4,689
Unrealized loss on investments	—	—	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	—	—	(35,533)	(35,533)
Balance at December 31, 2021	—	$—	55,441,926	$6	$429,824	$(244)	$(47,456)	$382,130

Balance at December 31, 2019	—	$—	15,640,133	$1	$—	$—	$(3,643)	$(3,642)
Issuance of Series A convertible preferred stock, net of $270 of issuance costs	21,710,814	44,731	—	—	—	—	—	—
Conversion of convertible debt and interest to Series A convertible preferred stock	301,685	500	—	—	—	—	—	—
Settlement of bifurcated conversion liability	—	125	—	—	—	—	—	—
Vesting of restricted stock	—	—	317,688	—	1	—	—	1
Stock-based compensation	—	—	—	—	450	—	—	450
Unrealized gain on investments	—	—	—	—	—	156	—	156
Net loss	—	—	—	—	—	—	(8,280)	(8,280)
Balance at December 31, 2020	22,012,499	$45,356	15,957,821	$1	$451	$156	$(11,923)	$(11,315)

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(35,533)	$(8,280)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	129	5
Stock-based compensation	4,689	450
Amortization of premiums on investment securities, net	(77)	(71)
Non-cash interest expense	—	12
Non-cash interest expense—related party	—	26
Net change in operating lease right-of-use assets and liabilities—related party	19	—
Change in operating assets and liabilities:
Prepaid expense and other assets	(1,017)	(341)
Deferred revenue	—	(201)
Accounts payable and other liabilities	2,418	1,430
Accounts payable and other liabilities—related party	(5)	(1,843)
Other long-term liabilities	—	144
Net cash used in operating activities	(29,377)	(8,669)
Cash flows from investing activities
Purchases of investment securities	(86,261)	(55,589)
Proceeds from maturities of investment securities	34,155	22,104
Purchases of property and equipment	(1,538)	(76)
Net cash used in investing activities	(53,644)	(33,561)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	254,271	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	124,712	44,731
Issuance of common stock through employee stock purchase plan	194	—
Proceeds from the exercise of stock options	34	1
Proceeds from the issuance of notes payable, net of issuance costs—related party	—	200
Repayment of notes payable—related party	—	(400)
Net cash provided by financing activities	379,211	44,532
Net increase in cash and cash equivalents	296,190	2,302
Cash and cash equivalents at beginning of period	2,379	77
Cash and cash equivalents at end of period	$298,569	$2,379
Supplemental disclosures
Initial recognition of operating lease right-of-use asset and operating lease liability	$3,786	$—
Purchases of property and equipment included in accrued expenses	$29	$—
Conversion of convertible notes to convertible preferred shares, including bifurcated conversion liability	$—	$271
Conversion of convertible notes to convertible preferred shares, including bifurcated conversion liability - related party	$—	$354
Interest paid	$—	$24

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Notes to Financial Statements

1. Organization and Description of Business

Description of Business

Design Therapeutics, Inc. (the “Company”) was incorporated in Delaware in December 2017 and is based in Carlsbad, California. The Company is a preclinical-stage biopharmaceutical company pioneering GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutics that are designed to be disease-modifying and target the underlying cause of inherited nucleotide repeat expansion diseases. The Company’s lead product candidate is in Friedreich ataxia (“FA”), its second GeneTAC™ program is in myotonic dystrophy type-1 (“DM1”), and it is also advancing its GeneTACTM portfolio to address other serious nucleotide repeat-driven monogenic diseases.

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

Initial Public Offering

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $47.5 million as of December 31, 2021. The Company had cash, cash equivalents and investment securities of $384.1 million as of December 31, 2021, and has not generated positive cash flows from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the preclinical manufacturing, and clinical development activities as well as the commercialization of the Company’s products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company’s currently available cash and cash equivalents as of December 31, 2021 are sufficient to meet its anticipated cash requirements for more than the 12 months following the date the financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of product sales and expense during the reporting period. Although these estimates are based on the Company’s knowledge of current events and anticipated actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and investment securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held. Additionally, the Company has established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of acquisition of three months or less to be cash equivalents. These investments may include money market accounts, money market funds, U.S. Government agency securities, corporate debt securities and commercial paper. The carrying amounts approximate fair value due to the short maturities of these instruments. The Company’s cash reserves are in a readily available checking account.

Investment Securities

Investments in securities with maturities at the date of acquisition of more than three months are considered marketable securities. These investments may include money market accounts, money market funds, certificates of deposits, U.S. Treasury securities, and high quality, marketable debt instruments of corporations and government sponsored enterprises. The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The Company has classified its investment holdings as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Further, the Company classifies its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its balance sheets based on the highly liquid nature of the securities and because these investments are considered available for use in current operations. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for safety of principle, liquidity and a reasonable rate of return. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Allowances for credit losses are reported on the balance sheet, if any.

The cost of available-for-sale investment securities is adjusted for amortization of premiums and accretion of discounts until the securities mature. Such amortization and accretion is included in other income, net on the statements of operations. Realized gains and losses, if any, are also included in other income, net on the statement of operations and are derived using the specific identification method for determining the cost of the securities sold. During the periods presented, no realized gains or losses were recorded on the sale of investment securities and no impairments to reduce the value of any security was taken. See Note 5 for further discussion.

Property and Equipment, Net

Property and equipment generally consist of laboratory equipment, computer equipment and software, and furniture and fixtures and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. Repairs and maintenance costs are charged as incurred.

An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses for the years ended December 31, 2021 and 2020.

Leases

Leases consist of an operating lease the Company has related to its facility. At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term. The expected lease term includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. For those leases where the implicit rate is not provided, the Company calculates the present value of lease payments using an incremental borrowing rate. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use ("ROU") lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less ("Short-Term Leases"). For any Short-Term leases, the Company records the rent expense on a straight-line basis and ROU asset and lease obligations are not recognized. The Company had no Short-Term Leases as of December 31, 2021 or 2020.

After lease commencement, the Company measures its leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement and (ii) the ROU asset based on the remeasured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement. Any lease incentives received and any initial direct costs are amortized on a straight-line basis over the expected lease term. Rent expense is recorded on a straight-line basis over the expected lease term.

Research and Development Expenses

Research and development expenses consist of costs incurred in connection with the Company's discovery efforts, and the preclinical and formulation development of its product candidates. Research and development expenses are charged to operating expenses as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expenses in the statements of operations and expensed as incurred since recoverability of such expenditures is uncertain.

Stock-Based Compensation

Stock options and restricted stock issued pursuant to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and 2018 Equity Incentive Plan (the “2018 Plan”), and option features associated with the rights to purchase shares pursuant to the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”) are valued using the Black-Scholes option pricing model on the date of grant or subscription period. This option pricing model involves a number of estimates, including the expected lives of the stock options or subscription period, the Company's anticipated stock volatility and interest rates. The Company recognizes the expense for equity awards on a straight-line basis over the requisite service periods of the awards or the number of shares estimated to be issued pursuant to the ESPP. Forfeitures are recognized as they occur.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.

The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position.

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, restricted common stock subject to repurchase, stock options outstanding under the Company’s equity incentive plans, employee stock purchase rights under the Company’s ESPP, and shares of common stock that are issuable under convertible debt, as applicable. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	December 31, 2021	December 31, 2020
Convertible preferred stock	$—	$13,504,598
Stock options	2,673,775	1,601,214
Shares subject to repurchase	239,826	646,953
Employee stock purchase plan	3,833	—
Total	$2,917,434	$15,752,765

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

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at December 31, 2021 and 2020 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2021:
Assets:
Money market funds(1)	$298,114	$298,114	$—	$—
Certificates of deposit	5,771	5,771	—	—
U.S. Treasury securities	79,724	79,724	—	—
Total	$383,609	$383,609	$—	$—
As of December 31, 2020:
Assets:
Money market funds(1)	$2,100	$2,100	$—	$—
Certificates of deposit	1,754	1,754	—	—
U.S. Treasury securities	31,958	31,958	—	—
Total	$35,812	$35,812	$—	$—

(1)
Included in cash and cash equivalents on the accompanying balance sheets.

Interest bearing money market accounts and certificates of deposit are valued at amortized cost, which approximates fair value.

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding losses, allowances for credit losses and fair value of available-for-sale investments by types, maturities and classes of securities at December 31, 2021 and 2020 consisted of the following (in thousands):

		As of December 31, 2021
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$2,896	$—	$(3)	$—	$2,893
U.S. Treasury securities	Within 1 year	15,045	—	(23)	—	$15,022
Certificates of deposits	1 year to 2 years	2,887	—	(9)	—	2,878
U.S. Treasury securities	1 year to 2 years	64,911	—	(209)	—	64,702
Total		$85,739	$—	$(244)	$—	$85,495

		As of December 31, 2020
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$1,750	$4	$—	$—	$1,754
U.S. Treasury securities	Within 1 year	31,806	152	—	—	31,958
Total		$33,556	$156	$—	$—	$33,712

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

At December 31, 2021 there were 38 securities in an unrealized loss position, all of which had been in an unrealized loss position for less than 12 months. The Company evaluated the securities individually for other-than-temporary impairment and considered the decline in market value to be primarily attributable to changes in interest rates. Each security remained at a high credit quality rating and the unrealized losses of each security was immaterial. Further, there had been no adverse conditions noted for any of the issuers and Company does not intend to sell any of the securities prior to maturity. As such, the Company has classified the losses as temporary in nature and the Company did not record a reserve for credit losses. At December 31, 2020, there were no securities in an unrealized loss position.

As of December 31, 2021, the Company held 24 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation (“FDIC”) insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaids and other current assets on the Company’s balance sheets, was $0.1 million and less than $0.1 million at December 31, 2021 and 2020, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid expenses	$1,254	$60
Security deposits	—	47
Interest receivable	110	10
Other	7	25
Total	$1,371	$142

Property and equipment consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Laboratory equipment	$1,148	$76
Computer equipment and software	96	—
Furniture and fixtures	292	—
Leasehold improvements	95	—
Construction in progress	11	—
	1,642	76
Less accumulated depreciation	(134)	(5)
Total	$1,508	$71

Accrued liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued personnel costs	$2,152	$565
Accrued research and development costs	516	266
Current portion of operating lease liability, related party	489	—
Accrued other	506	100
Total	$3,663	$931

7. Lease

In May 2019 the Company entered into an agreement, as subsequently amended, to lease laboratory space pursuant to a three-month, automatically renewing lease. Due to the short-term nature of the lease, it was not included as an operating lease right of use asset nor as an operating lease liability on the Company’s balance sheets. The Company terminated the agreement in September 2021.

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). The Company’s Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the ROU asset, related party and lease liability, related party. The lease includes variable non-lease components (e.g., common area maintenance, maintenance, etc.) that are not included in the ROU asset, related party and operating lease liability, related party and are reflected as an expense in the period incurred. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. As of December 31, 2021, the remaining lease term for the lease was 5.7 years and the discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.15%.

Maturities of operating lease liabilities, related party as of December 31, 2021 are as follows (in thousands):

2022	$733
2023	755
2024	778
2025	801
2026	825
Thereafter	561
Total future minimum lease payments	4,453
Less: Present value adjustment	(820)
Operating lease liabilities, related party	$3,633

Rent expense for the years ended December 31, 2021 and 2020 was $0.6 million and $0.1 million, respectively.

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

During the year ended December 31, 2020, the Company recognized $0.2 million of grant revenue from awards by the NSF, NIH and FARA, respectively. No grant revenue was recognized for the year ended December 31, 2021.

9. Convertible Preferred Stock and Stockholders’ Deficit

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

A summary of the Company’s restricted shares of common stock and unvested stock liability, which is included in accrued expenses and other current liabilities and other long-term liabilities on the Company’s balance sheets, is as follows (in thousands, except share data):

	Shares	Liability
Balance at December 31, 2019	811,268	$1
Shares early exercised	153,373	145
Vested shares	(317,688)	(1)
Balance at December 31, 2020	646,953	145
Vested shares	(407,127)	(122)
Balance at December 31, 2021	239,826	$23

10. Stock-Based Compensation

Equity Incentive Award Plans

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Plan, which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. Upon adoption of the 2021 Plan, the Company restricted future grants from its 2018 Plan.

Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. A total of 6,118,648 new shares of common stock were approved to be initially reserved for issuance under the 2021 Plan. The number of shares reserved under the 2021 Plan also include 881,352 shares of common stock that remained available for issuance under the 2018 Plan at the time the 2021 Plan became effective, and will be increased by the number of shares under the 2018 Plan that are repurchased, forfeited, expired or cancelled on or after the effective date of the 2021 Plan. As of December 31, 2021, the Company had 6,079,984 shares available for grant under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares outstanding of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. Effective January 1, 2022, the number of shares available for future issuance was increased by 2,784,087 shares so that the total available for future issuance as of January 1, 2022 was 8,864,071 shares.

A summary of the Company's stock option activity for the periods presented was as follows (in thousands, except year, share and per share data):

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Options and	Average	Contractual	Aggregate
	Awards	Exercise	Term	Intrinsic
	Outstanding	Price	(Years)	Value
Outstanding at December 31, 2019	30,674	$0.003	9.95	$—
Granted	1,723,913	$0.93
Exercised	(153,373)	$0.95
Canceled	—	$—
Outstanding at December 31, 2020	1,601,214	$0.91	9.71	8,468
Granted	1,439,444	$15.60
Exercised	(52,974)	$0.65
Canceled	(313,909)	$3.82
Outstanding at December 31, 2021	2,673,775	$8.49	9.12	$35,343
Vested and expected to vest at December 31, 2021	2,673,775	$8.49	9.12	$35,343
Exercisable at December 31, 2021	949,102	$2.34	8.78	$18,159

The weighted-average grant date fair value per share of options granted was $12.39 and $4.49 for the years ended December 31, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised was $0.8 million and zero for the years ended December 31, 2021 and 2020, respectively, and the cash received from options exercised was less than $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants for the periods presented were as follows:

	Year Ended December 31,
	2021	2020
Fair value of common stock	15.60	5.08
Expected term (years)	6.07	6.32
Expected volatility	72.83%	72.93%
Risk-free interest rate	1.04%	0.62%
Expected dividend yield	0.0%	0.0%

The Company determines the assumptions used in the option pricing model in the following manner:

Fair Value of Common Stock—The grant date fair market value of the shares of common stock underlying stock options is determined by the Company’s board of directors. Following the closing of the Company’s IPO, the fair market value of our common stock is based on its closing price as reported on the date of grant on the primary stock exchange on which the Company’s common stock is traded. Prior to the Company’s IPO, because there was no public market for the Company’s common stock, the board of directors considered, among other things, input from management and valuations of the Company's stock prepared by unrelated third-party valuation firms.

Expected Term—The expected term of stock options represents the period of time that the awards are expected to be outstanding. Because the Company does not have sufficient historical exercise behavior, it determines the expected term assumption using the simplified method for employees and board members, which calculates the expected term as the average time-to-vesting and the contractual life of the award. The expected term for non-employees is generally the contractual term.

Expected Volatility—Given the Company's limited historical stock price volatility data, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available.

Risk-Free Interest Rate—The risk-free rate assumption is based on the U.S. Treasury yield in effect at the time of the grant with maturities consistent with the expected term of the awards.

Expected Dividend Yield—The expected dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends and, therefore, used an expected dividend yield of zero.

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

A total of 600,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares outstanding of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Effective January 1, 2022, the number of shares available for issuance was increased by 556,817 shares so that the total available for future issuance as of January 1, 2022 was 1,145,361 shares.

As of December 31, 2021, the Company had issued 11,456 shares of the Company's common stock under the ESPP and had 588,544 shares available for future issuance.

In determining the grant date fair value of shares to be issued under the ESPP, the Company uses the Black-Scholes option pricing model. The Black-Scholes inputs are determined in the same manner as for stock option awards. The weighted average inputs used for the ESPP for the year ended December 31, 2021, were as follows:

Year Ended December 31,
2021
Fair value of common stock	19.96
Expected term (years)	1.41
Expected volatility	69.26%
Risk-free interest rate	0.18%
Expected dividend yield	0.0%

Stock-based compensation expense for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,827	$177
General and administrative	2,862	273
Total	$4,689	$450

As of December 31, 2021, unrecognized compensation expense related to unvested stock option awards was $18.0 million, which is expected to be recognized in expense over a weighted-average period of 3.2 years. As of December 31, 2021, unrecognized compensation expense related to ESPP rights was $0.4 million, which is expected to be recognized over a remaining period of 1.8 years.

11. Income Taxes

The Company is subject to taxation in the United States and various state jurisdictions. All of the Company’s tax years are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s policy is to recognize interest and penalties related to income tax matters as tax expense. The Company had no accrued interest or penalties related to income tax matters on its balance sheets at December 31, 2021 or 2020. and has not recognized interest or penalties in its statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020, respectively. Further, the Company is not currently under examination by any federal, state or local tax authority.

At December 31, 2021, the Company had federal and state net operating loss (“NOL”) carryforwards of $40.3 million and $10.4 million, respectively. Federal NOL carryforwards totaling $0.1 million begin to expire in 2037, unless previously utilized, and federal NOL carryforwards of $40.2 million generated after 2017, may be carryforward indefinitely but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $10.4 million begin to expire in 2037, unless previously utilized. In addition, the Company also has federal and state research and development (“R&D”) credit carryforwards totaling $0.9 million and $0.6 million, respectively. The federal R&D credit carryforwards will begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire.

Utilization of the Company’s NOL and R&D credit carryforwards may be subject to substantial annual limitations in the event a cumulative ownership change has occurred, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction, or series of transactions over a three-year period, resulting in an ownership change of more than 50% of the outstanding common stock of a company by certain stockholders or public groups. Such an ownership change may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a study to assess whether an ownership change had occurred from the Company's formation through December 31, 2021. Based upon the study, the Company determined that it had experienced multiple ownership changes during 2020, causing the annual utilization of the NOL and credit carryforwards to be limited. The Company does not believe any of the NOL and credit carryforwards generated through December 31, 2021 would expire solely as a result of annual limitations on the utilization of those attributes. If ownership changes occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

Significant components of the Company's net deferred tax assets at December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating losses	$9,171	$2,836
Research and development credits	1,013	153
Lease liability	763	—
Stock-based compensation	532	25
Other	515	196
Total gross deferred tax assets	11,994	3,210
Valuation allowance	(11,235)	(3,177)
Total deferred tax assets	759	33
Deferred tax liabilities:
Right of use asset	(759)	—
Other	—	(33)
Total deferred tax liabilities	(759)	(33)
Net deferred tax assets	$—	$—

A reconciliation of the Company's income tax expense (benefit) to the amount computed by applying the federal statutory income tax rate for the periods presented were as follows (in thousands):

	December 31, 2021	December 31, 2020
Expected tax benefit at federal statutory rate	$(7,451)	$(1,738)
State income taxes, net of federal benefit	(4)	(552)
Debt financing	—	6
Research and development credits	(836)	(71)
Other	317	174
Change in valuation allowance	7,974	2,181
Provision for income taxes	$—	$—

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next twelve months. Further, due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the effective tax rate.

The following table summarizes the changes to the Company's unrecognized tax benefits for the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Balance at beginning of period	$15	$9
Increase related to prior year tax positions	1	—
Increase to current year tax positions	402	6
Balance at end of period	$418	$15

12. Commitments and Contingencies

Notes Payable-Related Party

In January 2019, the Company issued an unsecured promissory note to borrow up to $0.5 million to a co-founder (the “January Note”) for working capital. The January Note bore interest at prime plus 4.5%, was scheduled to mature on or before January 30, 2021 and included a final payment of 3% on the amounts advanced at maturity. In February and March 2019, the Company borrowed an aggregate of $0.2 million under the January Note with interest payable at 10% per annum. The Company recorded an immaterial amount of debt issuance costs associated with the January Note. The debt issuance costs and final payment for the advances were amortized to interest expense using the effective interest rate method over the loan term. The principal and interest payable on the January Note were repaid in full in 2020.1

In November 2019, the Company issued an unsecured promissory note to borrow up to $0.5 million to a co-founder (the “November Note”) for working capital. The November Note bore interest at prime plus 4.5% and matured on or before January 1, 2022 and included a final payment of 3% on the amounts advanced at maturity. In December 2019 and January 2020, the Company borrowed a total of $0.4 million under the November Note with interest payable at 9.25% per annum. The final payment on the advances was amortized to interest expense using the effective interest rate method over the loan term. The principal and interest payable on the November Note were repaid in full in 2020.

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

In February 2020, the outstanding principal and accrued interest of the convertible notes totaling $0.5 million were converted into 301,685 shares of the Company’s Series A convertible preferred stock at $1.65816 per share. See Note 9 for further discussion.

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of December 31, 2021 or December 31, 2020.

13. License Agreement

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

Pursuant to the License Agreement, the Company is required to pay $125,000 upon the acceptance of an investigation new drug (“IND”) application in the U.S. and will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company has paid no milestone or royalty payments as of December 31, 2021.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were $0.1 million for the year ended December 31, 2021 and less than $0.1 million for the year ended December 31, 2020, which were recorded as general and administrative expenses in the statements of operations.

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

14. Related Party Transactions

Lease Agreement

In February 2021, the Company entered into the Lease with Crossing Holdings, LLC to rent laboratory and office space. The Company's Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC.

Expenses recognized by the Company under the Lease during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$225	$—
General and administrative	88	—
Total expenses	$313	$—

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

The term of the 2019 Consulting Agreement was for a one-year period, subject to automatic one-month renewals unless terminated upon 14 days’ written notice. In March 2020, the Consulting Agreement was terminated and replaced with an amended consulting agreement (the “2020 Consulting Agreement”), which provides for the similar services and use of office space for a monthly fee of $20,000. Pursuant to the terms of the 2020 Consulting Agreement, it shall remain in effect until otherwise terminated. Termination may occur at any time upon mutual agreement or unilaterally upon 30 days’ written notice. If the Company unilaterally terminates the 2020 Consulting Agreement for any reason other than cause, it would be subject to a $0.2 million termination fee. The Company cannot determine when, or if, such a termination will occur and hence has not recorded a liability for the fee.

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$—	$8
General and administrative	240	292
Total expenses	$240	$300

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Asnsari, a co-founder, provides consulting services and advises on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performs these services for a monthly fee of $15,000.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$180	$45
Total expenses	$180	$45

The Company had accrued expenses and other current liabilities of $15,000 as of December 31, 2021 and accounts payable of $20,000 as of December 31, 2020, pursuant to its related party consulting agreements.

Convertible Notes and Notes Payable

In May and July 2018, the Company issued a total of $0.3 million of convertible notes to a co-founder for cash with a maturity date on or after February 5, 2021, if not converted earlier. The notes bore interest of 8% per annum and were convertible into equity securities sold at the next financing at 80% of the selling price per share of such equity financing. In February 2020, these notes converted into 171,025 shares of the Company’s convertible preferred stock pursuant to the closing of the Series A preferred stock financing. Further, the Company has issued unsecured promissory notes to this co-founder for working capital. See Note 12 for further discussion.

15. Employee Benefit Plans

The Company maintains a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company's U.S. employees. The plan allows eligible employees to defer, at the employee's discretion, pretax compensation up to the IRS annual limits. The Company is not required to make matching contributions under the plan and had not made any such contributions as of December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in the sections headed Election of Directors and Executive Officers contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2021 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on the Corporate Governance section of our website at www.designtx.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement in the sections headed Executive and Director Compensation and Director Compensation contained in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be set forth in the sections headed Security Ownership of Certain Beneficial Owners and Management and Executive and Director Compensation contained in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be set forth in the sections headed Certain Related-Person Transactions and Information Regarding the Board of Directors and Corporate Governance contained in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be set forth in the sections headed Ratification of Selection of Independent Registered Public Accounting Firm contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(1)
Financial Statements:

Our Financial Statements are listed in “Index to Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3)
Exhibits:

The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

Exhibit Index

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

4.3	Description of the Registrant’s Common Stock.
10.1*

Form of Indemnity Agreement, by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed March 5, 2021).

10.2*

Design Therapeutics, Inc. 2018 Equity Incentive Plan, as amended, and Forms of Option Grant notice, Option Agreement, Notice of Exercise, Early Exercise Stock Purchase Agreement, Restricted Stock Grant Notice and Restricted Stock Award Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed March 5, 2021).

10.3*	Design Therapeutics, Inc. 2021 Equity Incentive Plan, and Forms of Option Grant Notice, Option Agreement and Notice of Exercise thereunder.
10.4*	Design Therapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 22, 2021).
10.5*

Employment Agreement, by and between the Registrant and Pratik Shah, Ph.D., dated March 1, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed March 5, 2021).

10.6*

Employment Agreement, by and between the Registrant and João Siffert, M.D., dated September 21, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed March 5, 2021).

10.7*

Employment Agreement, by and between the Registrant and Sean Jeffries, dated May 21, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed March 5, 2021).

10.8*	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 22, 2021).

10.9†¥

Human Therapeutics Exclusive License Agreement, by and between the Registrant and Wisconsin Alumni Research Foundation, dated February 20, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed March 5, 2021).

10.10¥*

Consulting Agreement, by and between the Registrant and Marlinspike Group, LLC, dated March 1, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed March 5, 2021).

10.11*

Lease, by and between the Registrant and Crossing Holdings, LLC, dated February 2, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 5, 2021).

10.12*

Consulting Agreement, by and between the Registrant and Aseem Z. Ansari, Ph.D., dated December 27, 2017, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 22, 2021).

23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page hereto).
31.1

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan.

† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

¥ Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Design Therapeutics, Inc.

Date: March 10, 2022	By:	/s/ João Siffert, M.D.
João Siffert, M.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints João Siffert, M.D., as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ João Siffert, M.D.	President, Chief Executive Officer and Director (Principal Executive and Financial Officer)	March 10, 2022
João Siffert, M.D.

/s/ Pratik Shah, Ph.D.	Executive Chairperson and Director	March 10, 2022
Pratik Shah, Ph.D.

/s/ Julie Burgess	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2022
Julie Burgess

/s/ Simeon George, M.D.	Director	March 10, 2022
Simeon George, M.D.

/s/ Stella Xu, Ph.D.	Director	March 10, 2022
Stella Xu, Ph.D.

/s/ Rodney Lappe, Ph.D.	Director	March 10, 2022
Rodney Lappe, Ph.D.

/s/ John Schmid	Director	March 10, 2022
John Schmid

/s/ Arsani William, M.D.	Director	March 10, 2022
Arsani William, M.D.

/s/ Heather Behanna, Ph.D.	Director	March 10, 2022
Heather Behanna, Ph.D.

/s/ Deepa Prasad	Director	March 10, 2022
Deepa Prasad