Form 10-Q
period 2022-03-31
Design Therapeutics, Inc.
filed 2022-05-09
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of May 2, 2022, was 55,782,448.

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
•
the effects of macroeconomic factors and the COVID-19 pandemic on our operations; and
•
other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Quarterly Report.

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” of this Quarterly Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

i

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
•
We are early in our development efforts and we have only one product candidate in clinical development, with all other research programs still in the preclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.
•
Preclinical and clinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of preclinical studies and clinical trials may not be predictive of future trial results. If development of our programs is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.
•
Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.
•
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue our ongoing or planned clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
•
The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.
•
The COVID-19 pandemic or other health epidemic could adversely impact our business and affect our operations, as well as the business or operations of our manufacturers or other third parties with whom we conduct business.
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•
We may rely on third parties to conduct, supervise, and monitor our ongoing and planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
•
We contract with third parties for the manufacturing and supply of our product candidates for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$287,312	$298,569
Investment securities	83,908	85,495
Prepaid expense and other current assets	2,651	1,371
Total current assets	373,871	385,435
Property and equipment, net	1,448	1,508
Right-of-use asset, related party	3,482	3,614
Total assets	$378,801	$390,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,901	$1,620
Accrued expenses and other current liabilities (including related party amounts of $503 and $504 respectively)	3,579	3,663
Total current liabilities	5,480	5,283
Operating lease liability, net, related party	3,012	3,144
Total liabilities	8,492	8,427
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 55,781,681 and 55,681,752 shares issued, 55,618,326 and 55,441,926 shares outstanding at March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	432,346	429,824
Accumulated deficit	(60,721)	(47,456)
Accumulated other comprehensive loss	(1,322)	(244)
Total stockholders’ equity	370,309	382,130
Total liabilities and stockholders’ equity	$378,801	$390,557

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development (including related party amounts of $216 and $45, respectively)	8,759	3,875
General and administrative (including related party amounts of $125 and $60, respectively)	4,611	1,805
Total operating expenses	13,370	5,680
Loss from operations	(13,370)	(5,680)
Other income, net	105	166
Net loss	$(13,265)	$(5,514)

Net loss per share, basic and diluted	$(0.24)	$(0.31)
Weighted-average shares of common stock outstanding, basic and diluted	55,507,338	17,630,178

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(13,265)	$(5,514)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,078)	(154)
Comprehensive loss	$(14,343)	$(5,668)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2021	—	$—	55,441,926	$6	$429,824	$(244)	$(47,456)	$382,130
Exercises of stock options and vesting of restricted stock	—	—	176,400	—	162	—	—	162
Stock-based compensation	—	—	—	—	2,360	—	—	2,360
Unrealized loss on investments	—	—	—	—	—	(1,078)	—	(1,078)
Net loss	—	—	—	—	—	—	(13,265)	(13,265)
Balance at March 31, 2022	—	$—	55,618,326	$6	$432,346	$(1,322)	$(60,721)	$370,309

Balance at December 31, 2020	22,012,499	$45,356	15,957,821	$1	$451	$156	$(11,923)	$(11,315)
Issuance of Series B convertible preferred stock, net of $288 of issuance costs	19,083,979	124,712	—	—	—	—	—	—
Preferred stock converted into shares of common stock	(41,096,478)	(170,068)	25,212,548	4	170,064	—	—	170,068
Initial public offering of common shares, net of $21,728 of issuance costs	—	—	13,800,000	1	254,270	—	—	254,271
Vesting of restricted stock	—	—	72,181	—	3	—	—	3
Stock-based compensation	—	—	—	—	647	—	—	647
Unrealized loss on investments	—	—	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	—	(5,514)	(5,514)
Balance at March 31, 2021	—	$—	55,042,550	$6	$425,435	$2	$(17,437)	$408,006

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(13,265)	$(5,514)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	82	4
Stock-based compensation	2,360	647
Amortization of premiums on investment securities, net	19	(150)
Non-cash lease expense	14	—
Change in operating assets and liabilities:
Prepaid expense and other assets	(1,237)	—
Prepaid expense and other assets—related party	—	(60)
Accounts payable and other liabilities	215	1,376
Accounts payable and other liabilities—related party	(15)	—
Net cash used in operating activities	(11,827)	(3,697)
Cash flows from investing activities
Purchases of investment securities	—	(5,111)
Proceeds from maturities of investment securities	490	28,172
Purchases of property and equipment	(76)	(33)
Net cash provided by investing activities	414	23,028
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	254,271
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	124,712
Proceeds from the exercise of stock options	156	—
Net cash provided by financing activities	156	378,983
Net (decrease) increase in cash and cash equivalents	(11,257)	398,314
Cash and cash equivalents at beginning of period	298,569	2,379
Cash and cash equivalents at end of period	$287,312	$400,693
Supplemental disclosures
Purchases of property and equipment included in accounts payable and accrued expenses	$19	$—

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization

Design Therapeutics, Inc. (the “Company”) was incorporated in Delaware in December 2017 and is based in Carlsbad, California. The Company is a biopharmaceutical company pioneering the research and development of GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. The Company’s lead product candidate is in Friedreich ataxia (“FA”), its second GeneTAC™ program is in myotonic dystrophy type-1 (“DM1”), and it is also advancing its GeneTACTM portfolio to address other serious nucleotide repeat-driven monogenic diseases.

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

Initial Public Offering

In March 2021, the Company completed its initial public offering (“IPO”) selling 13,800,000 shares of its common stock at $20.00 per share. Proceeds from the Company's IPO, net of underwriting discounts and commissions and other offering costs, were $254.3 million. In connection with the IPO, all 41,096,478 shares of convertible preferred stock outstanding at the time of the IPO converted into 25,212,548 shares of the Company's common stock.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $60.7 million as of March 31, 2022. The Company had cash, cash equivalents and investment securities of $371.2 million as of March 31, 2022, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the preclinical manufacturing, and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash and cash equivalents as of March 31, 2022 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and following the requirements of the United States Securities and Exchange Commission ("SEC") for interim reporting. The Company's financial statements include all adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company’s financial position as of the reporting date and results of operations for the periods presented.

The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses and the valuation of equity-based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

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

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, restricted common stock subject to repurchase, stock options outstanding under the Company’s equity incentive plans, employee stock purchase rights under the Company’s 2021 Employee Stock Purchase Plan (the "ESPP"), and shares of common stock that are issuable under convertible debt, as applicable. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	March 31, 2022	March 31, 2021
Stock options	5,061,629	1,982,960
Shares subject to repurchase	163,355	574,772
Employee stock purchase plan	22,950	46,257
Total	$5,247,934	$2,603,989

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

The following table summarize the Company’s financial instruments measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2022:
Assets:
Money market funds(1)	$284,736	$284,736	$—	$—
Certificates of deposit	5,243	5,243	—	—
U.S. Treasury securities	78,665	78,665	—	—
Total	$368,644	$368,644	$—	$—
As of December 31, 2021:
Assets:
Money market funds(1)	$298,114	$298,114	$—	$—
Certificates of deposit	5,771	5,771	—	—
U.S. Treasury securities	79,724	79,724	—	—
Total	$383,609	$383,609	$—	$—

(1)
Included in cash and cash equivalents on the accompanying balance sheets.

Interest bearing money market accounts and certificates of deposit are valued at amortized cost, which approximates fair value.

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

losses, allowances for credit losses and fair value of available-for-sale investments by types, maturities and classes of securities at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

		As of March 31, 2022
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$3,098	$—	$(9)	$—	$3,089
U.S. Treasury securities	Within 1 year	30,083	—	(254)	—	29,829
Certificates of deposits	1 year to 2 years	2,188	—	(33)	—	2,155
U.S. Treasury securities	1 year to 2 years	49,861	—	(1,026)	—	48,835
Total		$85,230	$—	$(1,322)	$—	$83,908

		As of December 31, 2021
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$2,896	$—	$(3)	$—	$2,893
U.S. Treasury securities	Within 1 year	$15,045	—	(23)		$15,022
Certificates of deposits	1 year to 2 years	$2,887	—	(9)		$2,878
U.S. Treasury securities	1 year to 2 years	64,911	—	(209)	—	64,702
Total		$85,739	$—	$(244)	$—	$85,495

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

At March 31, 2022 there were 36 securities in an unrealized loss position. The Company evaluated the securities individually for other-than-temporary impairment and considered the decline in market value to be primarily attributable to changes in interest rates. Each security remained at a high credit quality rating and the unrealized losses of each security was immaterial. Further, there had been no adverse conditions noted for any of the issuers and Company does not intend to sell any of the securities prior to maturity. As such, the Company has classified the losses as temporary in nature and the Company did not record a reserve for credit losses. At December 31, 2021, there were 38 securities in an unrealized loss position.

As of March 31, 2022, the Company held 22 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation (“FDIC”) insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaids and other current assets on the Company’s balance sheets, was $0.1 million at March 31, 2022 and December 31, 2021.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$2,439	$1,254
Interest receivable	100	110
Other	112	7
Total	$2,651	$1,371

Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$1,155	$1,148
Computer equipment and software	86	96
Furniture and fixtures	292	292
Leasehold improvements	95	95
Construction in progress	17	11
	1,645	1,642
Less accumulated depreciation	(197)	(134)
Total	$1,448	$1,508

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued personnel costs	$1,443	$2,152
Accrued research and development costs	1,135	516
Current portion of operating lease liability	503	489
Accrued other	498	506
Total	$3,579	$3,663

7. Lease

In May 2019, the Company entered into an agreement, as subsequently amended, to lease laboratory space pursuant to a three-month, automatically renewing lease. Due to the short-term nature of the lease, it was not included as an operating lease right of use asset nor as an operating lease liability on the Company’s balance sheets. The Company terminated the agreement in September 2021.

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). The Company’s Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the right-of-use asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. As of March 31, 2022, the remaining lease term for the lease was 5.4 years and the discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.15%.

In March 2022, the Company entered into an amendment (the "Lease Amendment") to its Lease with Crossing Holdings, LLC to rent approximately 4,900 square feet of additional office space in the same building. The anticipated delivery date of the additional space is in the third quarter of 2022 and the lease is expected to commence at that time. The term of the additional premises under the Lease Amendment will coincide with the term of the Lease and end in 2027.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Maturities of operating lease liabilities as of March 31, 2022 are as follows (in thousands):

2022 (remaining nine months)	$552
2023	755
2024	778
2025	801
2026	825
Thereafter	561
Total future minimum lease payments	4,272
Less: Present value adjustment	(757)
Operating lease liabilities	$3,515

Rent expense for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively.

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of March 31, 2022 or December 31, 2021.

9. License Agreement

In February 2019, the Company entered into a Human Therapeutics Exclusive License Agreement (the “License Agreement”) with the Wisconsin Alumni Research Foundation (“WARF”). Under the License Agreement, the Company licensed the exclusive, worldwide, royalty-bearing, sublicensable rights to certain WARF patents and the nonexclusive worldwide rights to certain know-how to develop and commercialize products for the prevention, diagnosis and treatment of disease. As consideration for the license, the Company agreed to pay an upfront fee of $0.3 million, which the Company immediately expensed as research and development expense in its statements of operations as there was no alternative future use for the license.

For the three months ended March 31, 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an investigation new drug (“IND”) application in the U.S. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three months ended March 31, 2022 and 2021, respectively.

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

10. Convertible Preferred Stock and Stockholders’ Deficit

Authorized Shares

In connection with the completion of the Company’s IPO in March 2021, the Company amended its Certificate of Incorporation to authorize 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, respectively.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Convertible Preferred Stock

In February and March 2020, the Company issued 21,710,814 shares of Series A convertible preferred stock at $2.0727 per share for net cash proceeds of $ 44.7 million (the “Series A Financing”). In connection with the Series A Financing, the Company issued an additional 301,685 shares of its Series A convertible preferred stock at $1.65816 per share in February 2020.

In January 2021, the Company issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net cash proceeds of approximately $124.7 million.

All shares of convertible preferred stock outstanding at the Company’s IPO were converted into shares of the Company’s common stock.

Shares subject to Repurchase

Pursuant to the 2018 Equity Incentive Plan (the “2018 Plan”), the Company has issued shares of restricted common stock to employees, consultants and members of its board of directors. Additionally, certain stock options granted pursuant to the 2018 Plan provide for the right to elect to exercise unvested options early in exchange for restricted shares of common stock. These restricted shares of common stock generally vest over a four-year period and are subject to repurchase by the Company at the original purchase price or, in certain instances the fair market value if such fair market value is lower than the purchase price, in the event the recipient’s service is terminated either voluntarily or involuntarily prior to vesting.

A summary of the Company’s restricted shares of common stock and unvested stock liability, which is included in accrued expenses and other current liabilities on the Company’s balance sheets, is as follows (in thousands, except share data):

	Shares	Liability
Balance at December 31, 2021	239,826	$23
Vested shares	(76,471)	(7)
Balance at March 31, 2022	163,355	$16

11. Stock-Based Compensation

Equity Incentive Award Plans

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. Upon adoption of the 2021 Plan, the Company restricted future grants from its 2018 Plan.

Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2022, the total number of shares available for future issuance was 6,376,288.

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	2,673,775	$8.49
Granted	2,497,783	$12.93
Exercised	(99,929)	$1.56
Forfeited	(10,000)	$20.89
Balance at March 31, 2022	5,061,629	$10.79

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,036	$164
General and administrative	1,324	483
Total	$2,360	$647

2021 Employee Stock Purchase Plan

In March 2021, the Company’s board of directors and stockholders adopted the ESPP, which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 600,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of March 31, 2022, the Company had issued 11,456 shares of the Company's common stock under the ESPP and had 1,145,361 shares available for future issuance.

12. Related Party Transactions

Lease Agreement

In February 2021, the Company entered into the Lease with Crossing Holdings, LLC to rent laboratory and office space. The Company's Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC.

Expenses recognized by the Company under the Lease during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$171	$—
General and administrative	65	—
Total expenses	$236	$—

Consulting Agreements

In January 2019, the Company entered into an agreement with the Marlinspike Group, LLC (“Marlinspike Group”) for research support, management, and business consulting services (the “2019 Consulting Agreement”). Further, Marlinspike Group provides the use of approximately 2,120 square feet of its office space in Carlsbad, California to the Company on an as-available basis from time to time pursuant to the agreement. The Company’s Executive Chairperson, co-founder and member of its board of directors is an executive officer of Marlinspike Group.

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	60	60
Total expenses	$60	$60

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Ansari, a co-founder, provides consulting services and advises on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performs these services for a monthly fee of $15,000.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$45	$45
Total expenses	$45	$45

As of March 31, 2022 and December 31, 2021, the Company had zero and $15,000, respectively, of accrued expenses and other current liabilities, pursuant to its related party consulting agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and our other public filings with the SEC. In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a clinical-stage biopharmaceutical company pioneering the research and development of GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. Certain diseases caused by inherited nucleotide repeat expansion, such as Friedreich ataxia (FA) and fragile X syndrome, can result in reduced gene expression and deficiency of vital proteins; in other diseases, such as myotonic dystrophy type-1 (DM1), Fuchs endothelial corneal dystrophy (FECD), and Huntington disease, the nucleotide repeat expansions result in the generation of toxic gene products, often associated with pathological nuclear foci and broad splicing disruptions. Our GeneTACTM small molecules are designed to selectively target expanded genetic repeat sequences, modulate gene expression either by dialing up or down mRNA transcription, depending on the cause of the disease, and restore cellular health. As a platform, we believe that GeneTACTM molecules have broad potential applicability across currently unaddressed degenerative, monogenic nucleotide repeat expansion diseases affecting millions of individuals worldwide.

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTACTM molecules. At doses that were observed to be well tolerated in rodents and non-human primates, FA GeneTACTM molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTACTM development candidate (DT-216) was cleared by the FDA and in March 2022 we completed dosing in the first single ascending dose cohort of our Phase 1 clinical trial of DT-216. Additionally, the FDA has granted Fast Track designation to DT-216 for the treatment of patients with FA. We expect initial topline clinical data in the second half of 2022.

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

In an additional research program, we conducted preclinical studies to evaluate the effects of GeneTACTM molecules in Fuchs endothelial corneal dystrophy (FECD). When tested in vitro in FECD patient-derived corneal endothelial cells, which contained nuclear foci, our FECD GeneTACTM molecules led to robust reductions in toxic nuclear RNA foci and also corrected key mis-spliced transcripts to levels observed in unaffected corneal endothelial cells. We believe these preclinical data support the potential of our novel GeneTACTM small molecules to correct the most common underlying genetic cause of FECD, and we plan to advance this research program through additional preclinical studies

To date, we have incurred net losses and negative cash flows from operations since our inception and as of March 31, 2022, had an accumulated deficit of $60.7 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

We have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant revenue and the issuance of convertible notes and debt. In March 2021, we completed our initial public offering in which we sold 13,800,000 shares of our common stock at $20.00 per share and received net proceeds, after underwriting discount and offering costs, of $254.3 million. In January 2021, we issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net proceeds of approximately $124.7 million. Our cash, cash equivalents and investment securities balance as of March 31, 2022, was $371.2 million.

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
•
laboratory supplies; and
•
license fees.

Indirect costs include:

•
personnel-related expenses, consisting of employee salaries, payroll taxes, bonuses, benefits and stock-based compensation charges for those individuals involved in research and development efforts; and
•
facilities expenses which include allocated expenses for amortization of right of use (ROU) assets, depreciation and other overhead expenses, costs for general laboratory consumables and other indirect expenses.

A significant portion of our research and development expenses have been direct costs, which we track by stage of development, preclinical or clinical. However, we do not track our internal research and development expenses on a program specific basis, because these costs are deployed across multiple projects and, as such, are not separately classified.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our operating expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$8,759	$3,875	$4,884
General and administrative	4,611	1,805	2,806
Total operating expenses	$13,370	$5,680	$7,690

Research and Development Expenses. Research and development expenses were $8.8 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $4.9 million in research and development expenses was due primarily to additional project expenses to support our early-stage programs, including FECD and DM1, and the advancement of our FA program, including clinical development costs, during the three months ended March 31, 2022. Further, we incurred higher personnel and related costs during the three months ended March 31, 2022 as compared to the same period in 2021, as we expanded the number of research and development employees to support our programs. The increased personnel related costs include an additional $0.9 million of non-cash stock-based compensation costs incurred during 2022 as compared to 2021.

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
DT-216	$2,375	$—	$2,375
Other direct	972	2,788	(1,816)
Indirect	5,412	1,087	4,325
Total research and development expense	$8,759	$3,875	$4,884

General and Administrative Expenses. General and administrative expenses were $4.6 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $2.8 million in general and administrative expenses was due primarily to additional personnel and related costs incurred during the three months ended March 31, 2022 as compared to the same period in 2021. The increased personnel related costs include an additional $0.8 million of non-cash stock-based compensation costs incurred during 2022 as compared to 2021. Further, we incurred increased costs to operate as a public company during the three months ended March 31, 2022 as compared to the same period in 2021, including insurance expense and professional fees for legal and accounting services.

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

As of March 31, 2022, we had $287.3 million of cash and cash equivalents, a decrease of $11.3 million from the $298.6 million of cash and cash equivalents at December 31, 2021. In addition, we had $83.9 million of available-for-sale investment securities at March 31, 2022, a decrease of $1.6 million from the $85.5 million of available-for-sale investment securities held at December 31, 2021. The decrease in our cash and cash equivalents balance during the three months ended March 31, 2022 was primarily due to cash used in operations. Further detail of the change in our cash and cash equivalents for the three months ended March 31, 2022 and 2021 is summarized below (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash (used in) provided by:
Operating activities	$(11,827)	$(3,697)	$(8,130)
Investing activities	414	23,028	(22,614)
Financing activities	156	378,983	(378,827)
Net (decrease) increase in cash and cash equivalents	$(11,257)	$398,314	$(409,571)

Operating Activities. Net cash used in operating activities was $11.8 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase in our use of cash was primarily due to the increase in net loss from $5.5 million for the three months ended March 31, 2021 to $13.3 million for the three months ended March 31, 2022, a $7.8 million increase. The higher net loss incurred during the 2022 period was due primarily to the advancement of our FA program as well as increased expense related to our FECD and DM1 programs, and higher personnel costs to support these activities. Partially offsetting the cash impact of the increase in our net loss during the 2022 period was higher non-cash expenses incurred during the period, including $1.7 million of additional non-cash stock-based compensation.

Investing Activities. Net cash provided by investing activities was $0.4 million and $23.0 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash provided by investing activities was due primarily to fewer maturities of investment securities during the three months ended March 31, 2022 as compared to the same period in 2021. We have classified our investments securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2022 from proceeds received from employee stock option exercises. Net cash provided by financing activities during the three months ended March 31, 2021 was $379.0 million, from the $254.3 million of net proceeds received from our initial public offering in March 2021 and the $124.7 million of net proceeds received from the closing of our Series B convertible preferred stock financing in January 2021.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements for more than the next 12 months following the date of this Quarterly Report.

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

Until such time, if ever, as we can generate substantial revenues from product sales to support our cost structure, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing military conflict initiated by Russia against Ukraine and actions taken by the U.S. and other governments in response, global supply chain and labor shortage challenges, inflation, the COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

In March 2022, we entered into an amendment to our existing lease agreement to rent approximately 4,900 square feet of additional space with a related party. The anticipated delivery date of the space is in the third quarter of 2022. The term of the lease will coincide with our existing lease. Annual rent payments for the additional space will be approximately $0.1 million, subject to annual increases of 3%, plus our share of operating expenses and taxes.

In February 2019, we entered into a Human Therapeutics Exclusive License Agreement (License Agreement) with the Wisconsin Alumni Research Foundation (WARF). Under the License Agreement, we licensed the exclusive, worldwide, royalty-bearing, sublicensable rights to certain WARF patents and the nonexclusive worldwide rights to certain know-how to develop and commercialize products for the prevention, diagnosis and treatment of disease. As consideration for the license, we agreed to pay an upfront fee of $0.3 million, which we immediately expensed as a research and development expense in our statements of operations as there was no alternative future use for the license.

For the three months ended March 31, 2022, pursuant to the License Agreement, we paid $0.1 million upon the acceptance of an investigation new drug (IND) application in the U.S. and will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three months ended March 31, 2022 and 2021, respectively.

We may terminate the License Agreement with 90 days written notice or for certain breaches of the agreement. WARF may terminate the License Agreement with 90 days written notice if first commercial sale does not occur before December 31, 2031. Unless terminated earlier by the parties, the term of the License Agreement will continue until the last licensed patent expires in all countries.

Additionally, we enter into agreements in the normal course of business with third-party vendors for preclinical studies, clinical trial related services, research supplies and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our ongoing and planned clinical trials, discovery and preclinical programs, personnel and facilities-related expenses, external research and development and product development.

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

Our critical accounting policies are those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see Item 1 of Part I, “Notes to Condensed Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q, and Note 2 to our Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 10, 2022. There have not been any material changes to our critical accounting policies since December 31, 2021.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (ii) the date upon which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if we have been subject to the reporting requirements of the Exchange Act for at least 12 months as of December 31st and the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) December 31, 2026 (the last day of the fiscal year ending after the fifth anniversary of our initial public offering).

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

Item 1A. Risk Factors.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risks described below, together with the other information contained in this Quarterly Report and in our other public filings with the SEC. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 10, 2022.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program and our other development programs, early clinical development for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. In March 2022, we completed dosing the first single ascending dose cohort of our Phase 1 clinical trial of DT-216, our lead FA GeneTACTM product candidate. All other product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $13.3 million and $35.5 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2022, we had $371.2 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for any current or future product candidates;
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
•
the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the ongoing military conflict initiated by Russia against Ukraine and actions taken by the U.S. and other governments in response, other geopolitical events, global supply chain and labor shortage challenges, inflation and the COVID-19 pandemic; and
•
the cost associated with commercialization activities for any of our future product candidates, if approved.

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impact of geopolitical events, the COVID-19 pandemic and other macroeconomic factors on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial revenue from product sales to support our cost structure, we expect to finance our operations through public or private equity offerings, debt financings or other capital sources, which may include strategic collaborations, licensing arrangements or other similar arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, current stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing military conflict initiated by Russia against Ukraine and actions taken by the U.S. and other governments in response, global supply chain and labor shortage challenges, inflation, the COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and we have only one product candidate in clinical development, with all other research programs still in the preclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. Our lead FA GeneTACTM product candidate, DT-216, entered into a Phase 1 clinical trial in March 2022, the first clinical trial for one of our product candidates. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our ongoing and planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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
•
maintaining an acceptable safety profile of our products following approval; and
•
maintaining and growing an organization of scientists and business personnel who can develop our products and technology.

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

Preclinical and clinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of preclinical studies and clinical trials may not be predictive of future trial results. If development of our programs is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.*

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical, nonclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In particular, while we have conducted preclinical studies of DT-216, we do not know how DT-216 will perform in our Phase 1 clinical trial or in future clinical trials or whether adverse events will arise over time. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

Moreover, principal investigators for our ongoing or planned clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.

If we experience delays in the completion, or termination, of any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our ongoing or planned clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.*

We have concentrated our research and development efforts on product candidates using our platform technologies, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our ongoing or planned clinical trials or commercializing any products on a timely or profitable basis, if at all.

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

If we encounter difficulties or delays enrolling patients in our ongoing or planned clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may not be able to continue our ongoing clinical trial or initiate or continue clinical trials planned in the future for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

In addition, our ongoing and planned clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing or planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

We plan to conduct clinical trials for our product candidates outside the United States and the FDA may not accept data from such trials.*

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
•
impact of geopolitical events or the COVID-19 pandemic on our ability to produce our product candidates and conduct clinical trials in foreign countries;
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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue our ongoing or planned clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt ongoing or planned clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our ongoing or planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our ongoing or future clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Interim, topline and preliminary data from our preclinical studies or ongoing or planned clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies or ongoing or planned clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim, topline, or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects.

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

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.*

The development, research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion and distribution of drug products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally the FDA, and by foreign regulatory authorities, which regulations differ from country to country. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•
the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials;
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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of ongoing and future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete our ongoing and planned clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a Risk Evaluation and Mitigation Strategy (REMS), which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

The COVID-19 pandemic or other health epidemic could adversely impact our business and affect our operations, as well as the business or operations of our manufacturers or other third parties with whom we conduct business.*

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and could cause significant disruption in the operations of third parties upon whom we rely. In particular, the ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of our suppliers, CROs, other contract service providers or other third parties with whom we conduct business. As a result of measures imposed by governments in affected regions, many commercial activities, businesses and schools have been, were, or may again be suspended as part of measures intended to reduce the spread of COVID-19. As the COVID-19 pandemic continues, we may experience disruptions that could severely impact our business and clinical trials, including:

•
delays or difficulties in enrolling and retaining patients in our clinical trials, particularly elderly subjects, who are at a higher risk of severe illness or death from COVID-19;
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
•
diversion of healthcare resources away from the conduct of ongoing or future clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
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

The COVID-19 pandemic and actions taken to reduce its spread continue to evolve. The extent to which the COVID-19 pandemic may continue to impact the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our ongoing and planned preclinical studies and clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.*

We may seek Fast Track designation for some of our product candidates. If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product candidate may be eligible for Fast Track designation. In March 2022, the FDA granted Fast Track designation to DT-216 for the treatment of FA. The benefits of Fast Track designation include more frequent meetings with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval, more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers, eligibility for Accelerated Approval and Priority Review, if relevant criteria are met, and rolling review for its NDA. Even with the Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

Any Breakthrough Therapy designation that we may receive from the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.*

We may seek Breakthrough Therapy designation for some of our product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as a Breakthrough Therapy, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as a Breakthrough Therapy by the FDA are also eligible for accelerated approval. Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. We cannot be sure that any evaluation we may make of our product candidates as qualifying for Breakthrough Therapy designation will meet the FDA’s expectations. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as a Breakthrough Therapy, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We may rely on third parties to conduct, supervise, and monitor our ongoing and planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.*

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our preclinical studies, our ongoing Phase 1 clinical trial and any future clinical trials of our product candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and ongoing and planned clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with Good Laboratory Practice (GLP) and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practice (cGMP) regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

We contract with third parties for the manufacturing and supply of our product candidates for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.*

We do not have any manufacturing facilities. We rely on third parties for the manufacture of our product candidates for preclinical and clinical testing. We will continue to rely on such third parties for commercial product manufacture, if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to global supply chain challenges, labor shortages, or the impact of the COVID-19 pandemic, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third- party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that the product produced is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

Changes in methods of product candidate manufacturing may result in additional costs or delays.*

As product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacture batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of ongoing or planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

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

Risks Related to Our In-Licenses and Other Strategic Agreements

We may not realize the benefits of any acquisitions, in-license or strategic alliances that we enter into.*

We have entered into in-license agreements with multiple licensors and in the future may seek and form strategic alliances, create joint ventures or collaborations, or enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates.

These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or in-license agreements or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, or if there are materially adverse impacts on our or the counterparty’s operations resulting from global supply chain challenges, labor shortages or COVID-19, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement.

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

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.*

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We face an inherent risk of product liability as a result of the planned studies and ongoing clinical trials of our product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2022, we had 44 employees, 43 of whom were full-time. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 108 full-time equivalents as of March 31, 2022. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

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

For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business impacts.*

In the ordinary course of business, we and our collaborators and third-party providers may process personal data and other sensitive information, such as proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive information by us and on our behalf. In the United States, federal, state, and local laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data and could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act of 2018 (CCPA) imposes obligations on covered businesses. These obligations include, without limitation, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. At this time, we do not believe we are subject to the CCPA, but should we expand our operations in California, the CCPA (and later, the CPRA) will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions. Other states have enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which differ from the CPRA and become effective in 2023.

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

If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

In addition to data privacy and security laws we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third-parties upon whom we rely may fail to comply with such obligations which could negatively impact our business operations and compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring our operations.

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

Various companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. In Europe, no earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia.

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
•
wars, military conflicts and other geopolitical events;
•
global supply chain and/or labor shortage challenges;
•
the ongoing and future impact of the COVID-19 pandemic and actions taken to slow its spread; and
•
any other factors discussed in this report.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biopharmaceutical companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile recently. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*

As a result of the ongoing military conflict initiated by Russia against Ukraine and actions taken by the U.S. and other governments in response, global supply chain and labor shortage challenges, inflation, the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our internal information technology systems or sensitive data, or those of our third-party CROs or other contractors or consultants, may fail or suffer security incidents, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates' development programs, compromise sensitive data related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may collect, store, transmit or otherwise process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information and personal data). We also have outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our proprietary, confidential, and sensitive data. We may share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and our third-party CROs or other contractors or consultants, may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to data. A security incident or other interruption could disrupt our (and third parties upon whom we rely) ability to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data.

While we have implemented measures designed to protect against security incidents, our security measures may in the future not be sufficient to prevent security incidents. We have no control over the security measures of third parties with whom we share or receive sensitive data. We may be unable to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience, delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include the following: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers for using our products, and negatively impact our ability to grow and operate our business.

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

General Risk Factors

Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of investment securities could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical or research development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed ESG reporting requirements, which, if approved, would significantly increase our costs. In addition, we currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors from declining to invest in our common stock.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investments securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through March 31, 2022, we had used approximately $24.8 million of the net proceeds received from our initial public offering to support our operations.

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

10.1

First Amendment to Lease Agreement, by and between the Registrant and Crossing Holdings, LLC, dated March 18, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 22, 2022).

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

Design Therapeutics, Inc.

Date: May 9, 2022	By:	/s/ João Siffert, M.D.
João Siffert, M.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)