Form 10-Q
period 2022-06-30
Design Therapeutics, Inc.
filed 2022-08-08
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of August 3, 2022, was 55,807,935.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,654	$298,569
Investment securities	239,723	85,495
Prepaid expense and other current assets	2,345	1,371
Total current assets	361,722	385,435
Property and equipment, net	1,804	1,508
Right-of-use asset, related party	3,932	3,614
Other assets	474	—
Total assets	$367,932	$390,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $8 and $0, respectively)	$2,071	$1,620
Accrued expenses and other current liabilities (including related party amounts of $604 and $504 respectively)	5,317	3,663
Total current liabilities	7,388	5,283
Operating lease liability, net, related party	3,381	3,144
Total liabilities	10,769	8,427
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 55,807,935 and 55,681,752 shares issued, 55,716,761 and 55,441,926 shares outstanding at June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	435,192	429,824
Accumulated deficit	(75,720)	(47,456)
Accumulated other comprehensive loss	(2,315)	(244)
Total stockholders’ equity	357,163	382,130
Total liabilities and stockholders’ equity	$367,932	$390,557

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (including related party amounts of $226, $45, $442 and $90, respectively)	$11,295	$5,027	$20,054	$8,902
General and administrative (including related party amounts of $129, $60, $254 and $120, respectively)	4,344	2,660	8,955	4,465
Total operating expenses	15,639	7,687	29,009	13,367
Loss from operations	(15,639)	(7,687)	(29,009)	(13,367)
Other income, net	640	51	745	217
Net loss	$(14,999)	$(7,636)	$(28,264)	$(13,150)

Net loss per share, basic and diluted	$(0.27)	$(0.14)	$(0.51)	$(0.36)
Weighted-average shares of common stock outstanding, basic and diluted	55,670,780	55,081,397	55,589,510	36,459,244

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(14,999)	$(7,636)	$(28,264)	$(13,150)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(993)	(14)	(2,071)	(168)
Comprehensive loss	$(15,992)	$(7,650)	$(30,335)	$(13,318)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at March 31, 2022	—	$—	55,618,326	$6	$432,346	$(1,322)	$(60,721)	$370,309
Exercises of stock options and vesting of restricted stock	—	—	74,226	—	4	—	—	4
Issuance of common stock under employee stock purchase plan	—	—	24,209	—	225			225
Stock-based compensation	—	—	—	—	2,617	—	—	2,617
Unrealized gain on investments	—	—	—	—	—	(993)	—	(993)
Net loss	—	—	—	—	—	—	(14,999)	(14,999)
Balance at June 30, 2022	—	$—	55,716,761	$6	$435,192	$(2,315)	$(75,720)	$357,163

Balance at December 31, 2021	—	$—	55,441,926	$6	$429,824	$(244)	$(47,456)	$382,130
Exercises of stock options and vesting of restricted stock	—	—	250,626	—	166	—	—	166
Issuance of common stock under employee stock purchase plan	—	—	24,209	—	225	—	—	225
Stock-based compensation	—	—	—	—	4,977	—	—	4,977
Unrealized loss on investments	—	—	—	—	—	(2,071)	—	(2,071)
Net loss	—	—	—	—	—	—	(28,264)	(28,264)
Balance at June 30, 2022	—	$—	55,716,761	$6	$435,192	$(2,315)	$(75,720)	$357,163

Balance at March 31, 2021	—	$—	55,042,550	$6	$425,435	$2	$(17,437)	$408,006
Vesting of restricted stock	—	—	72,179	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,243	—	—	1,243
Unrealized loss on investments	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(7,636)	(7,636)
Balance at June 30, 2021	—	$—	55,114,729	$6	$426,680	$(12)	$(25,073)	$401,601

Balance at December 31, 2020	22,012,499	$45,356	15,957,821	$1	$451	$156	$(11,923)	$(11,315)
Issuance of Series B convertible preferred stock, net of $288 of issuance costs	19,083,979	124,712	—	—	—	—	—	—
Preferred stock converted into shares of common stock	(41,096,478)	(170,068)	25,212,548	4	170,064	—	—	170,068
Initial public offering of common shares, net of $21,728 of issuance costs	—	—	13,800,000	1	254,270	—	—	254,271
Vesting of restricted stock	—	—	144,360	—	5	—	—	5
Stock-based compensation	—	—	—	—	1,890	—	—	1,890
Unrealized loss on investments	—	—	—	—	—	(168)	—	(168)
Net loss	—	—	—	—	—	—	(13,150)	(13,150)
Balance at June 30, 2021	—	$—	55,114,729	$6	$426,680	$(12)	$(25,073)	$401,601

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(28,264)	$(13,150)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	174	16
Stock-based compensation	4,977	1,890
Amortization of premiums on investment securities, net	(39)	(128)
Non-cash lease expense	35	—
Other	4	—
Change in operating assets and liabilities:
Prepaid expense and other assets	(1,020)	(1,624)
Prepaid expense and other assets—related party	—	(60)
Accounts payable and other liabilities	1,813	1,070
Accounts payable and other liabilities—related party	(7)	—
Net cash used in operating activities	(22,327)	(11,986)
Cash flows from investing activities
Purchases of investment securities	(157,976)	(32,037)
Proceeds from maturities of investment securities	1,715	33,710
Proceeds from sale of asset	39	—
Purchases of property and equipment	(320)	(216)
Net cash (used in) provided by investing activities	(156,542)	1,457
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	254,271
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	124,712
Payment of deferred issuance costs	(427)	—
Issuance of common stock through employee stock purchase plan	225	—
Proceeds from the exercise of stock options	156	5
Net cash provided by financing activities	(46)	378,988
Net (decrease) increase in cash and cash equivalents	(178,915)	368,459
Cash and cash equivalents at beginning of period	298,569	2,379
Cash and cash equivalents at end of period	$119,654	$370,838
Supplemental disclosures
Initial recognition of right-of-use asset and operating lease liability	$590	$—
Deferred financing costs in accrued expenses	$75	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$222	$—

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization

Design Therapeutics, Inc. (the “Company”) was incorporated in Delaware in December 2017 and is based in Carlsbad, California. The Company is a clinical-stage biopharmaceutical company pioneering the research and development of GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. The Company’s lead product candidate is in Friedreich ataxia (“FA”), its second GeneTACTM program is in myotonic dystrophy type-1 (“DM1”), and it is also advancing its GeneTACTM portfolio to address other serious nucleotide repeat-driven monogenic diseases.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $75.7 million as of June 30, 2022. The Company had cash, cash equivalents and investment securities of $359.4 million as of June 30, 2022, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the preclinical manufacturing, and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash and cash equivalents as of June 30, 2022 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	June 30, 2022	June 30, 2021
Stock options	5,316,584	2,137,960
Shares subject to repurchase	91,174	502,593
Employee stock purchase plan	2,485	46,257
Total	$5,410,243	$2,686,810

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

hierarchy. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis and no transfers between levels have occurred during the periods presented.

The following table summarize the Company’s financial instruments measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2022:
Assets:
Money market funds(1)	$117,983	$117,983	$—	$—
Certificates of deposit	5,692	5,692	—	—
U.S. Treasury securities	234,031	234,031	—	—
Total	$357,706	$357,706	$—	$—
As of December 31, 2021:
Assets:
Money market funds(1)	$298,114	$298,114	$—	$—
Certificates of deposit	5,771	5,771	—	—
U.S. Treasury securities	79,724	79,724	—	—
Total	$383,609	$383,609	$—	$—

(1)
Included in cash and cash equivalents on the accompanying balance sheets.

Interest bearing money market accounts and certificates of deposit are valued at amortized cost, which approximates fair value.

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

losses, allowances for credit losses and fair value of available-for-sale investments by types, maturities and classes of securities at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

		As of June 30, 2022
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$3,817	$—	$(50)	$—	$3,767
U.S. Treasury securities	Within 1 year	162,295	—	(1,241)	—	161,054
Certificates of deposits	1 year to 2 years	1,951	—	(26)	—	1,925
U.S. Treasury securities	1 year to 2 years	73,975	—	(998)	—	72,977
Total		$242,038	$—	$(2,315)	$—	$239,723

		As of December 31, 2021
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$2,896	$—	$(3)	$—	$2,893
U.S. Treasury securities	Within 1 year	$15,045	—	(23)		$15,022
Certificates of deposits	1 year to 2 years	$2,887	—	(9)		$2,878
U.S. Treasury securities	1 year to 2 years	64,911	—	(209)	—	64,702
Total		$85,739	$—	$(244)	$—	$85,495

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

At June 30, 2022 there were 67 securities in an unrealized loss position. The Company determined that there was no material change in the credit risk of the securities and considered the decline in market value to be primarily attributable to changes in interest rates. Each security remained at a high credit quality rating and the unrealized losses of each security was immaterial. Further, there had been no adverse conditions noted for any of the issuers and Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized. At December 31, 2021, there were 38 securities in an unrealized loss position.

As of June 30, 2022, the Company held 24 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation (“FDIC”) insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaids and other current assets on the Company’s balance sheets, was $0.7 million and $0.1 million at June 30, 2022 and December 31, 2021, respectively.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$1,418	$1,254
Interest receivable	691	110
Other	236	7
Total	$2,345	$1,371

Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$1,402	$1,148
Computer equipment and software	102	96
Furniture and fixtures	437	292
Leasehold improvements	111	95
Construction in progress	42	11
	2,094	1,642
Less accumulated depreciation	(290)	(134)
Total	$1,804	$1,508

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued personnel costs	$1,909	$2,152
Accrued research and development costs	2,378	516
Current portion of operating lease liability	604	489
Accrued other	426	506
Total	$5,317	$3,663

7. Leases

In May 2019, the Company entered into an agreement, as subsequently amended, to lease laboratory space pursuant to a three-month, automatically renewing lease. Due to the short-term nature of the lease, it was not included as an operating lease right of use asset nor as an operating lease liability on the Company’s balance sheets. The Company terminated the agreement in September 2021.

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). The Company’s Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the right-of-use asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the "Lease Amendment") to its Lease with Crossing Holdings, LLC to rent approximately 4,900 square feet of additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment will coincide with the term of the Lease and end in 2027. As of June 30, 2022, the weighted-average remaining lease term for the Company's leases was 5.2 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Maturities of operating lease liabilities as of June 30, 2022 are as follows (in thousands):

2022 (remaining six months)	$436
2023	891
2024	918
2025	945
2026	974
Thereafter	663
Total future minimum lease payments	4,827
Less: Present value adjustment	(842)
Operating lease liabilities	$3,985

Rent expense for the three months ended June 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively. Rent expense for the six months ended June 30, 2022 and 2021 was $0.4 million and $0.2 million, respectively.

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of June 30, 2022 or December 31, 2021.

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

For the six months ended June 30, 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an investigation new drug (“IND”) application in the U.S. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three and six months ended June 30, 2022, respectively.

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

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 ( the "2022 Shelf Registration Statement"), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an "at-the-market" sales agreement ( the "ATM Program"). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of June 30, 2022, the Company has not sold any shares of its common stock under the ATM Program.

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

A summary of the Company’s restricted shares of common stock and unvested stock liability, which is included in accrued expenses and other current liabilities on the Company’s balance sheets, is as follows (in thousands, except share data):

	Shares	Liability
Balance at December 31, 2021	239,826	$23
Vested shares	(148,652)	(9)
Balance at June 30, 2022	91,174	$14

11. Stock-Based Compensation

Equity Incentive Award Plans

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. Upon adoption of the 2021 Plan, the Company restricted future grants from its 2018 Plan.

Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2022, the total number of shares available for future issuance was 6,119,288.

The following table summarizes stock option activity for the six months ended June 30, 2022:

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

	Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	2,673,775	$8.49
Granted	2,754,783	$12.93
Exercised	(101,974)	$1.53
Forfeited	(10,000)	$20.89
Balance at June 30, 2022	5,316,584	$10.90

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,212	$496	$2,248	$660
General and administrative	1,405	747	2,729	1,230
Total	$2,617	$1,243	$4,977	$1,890

2021 Employee Stock Purchase Plan

In March 2021, the Company’s board of directors and stockholders adopted the ESPP, which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 600,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of June 30, 2022, the Company had issued 35,665 shares of the Company's common stock under the ESPP and had 1,121,152 shares available for future issuance.

12. Related Party Transactions

Lease Agreement

In February 2021, the Company entered into the Lease with Crossing Holdings, LLC to rent laboratory and office space. In March 2022, the Company entered into the Lease Amendment with Crossing Holdings, LLC amending the Lease for additional office space in the same building. The Company's Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC.

Expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$181	$—	$352	$—
General and administrative	69	—	134	—
Total expenses	$250	$—	$486	$—

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$60	$60	$120	$120
Total expenses	$60	$60	$120	$120

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Ansari, a co-founder, provides consulting services and advises on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performs these services for a monthly fee of $15,000.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$45	$45	$90	$90
Total expenses	$45	$45	$90	$90

The Company had accounts payable of $8,000 as of June 30, 2022 and accrued expenses and other current liabilities of $15,000 as of December 31, 2021, pursuant to its related party consulting agreements.

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

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTACTM molecules. At doses that were observed to be well tolerated in rodents and non-human primates, FA GeneTACTM molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTACTM development candidate (DT-216) was cleared by the FDA and in March 2022 we completed dosing in the first single ascending dose cohort of our Phase 1 clinical trial of DT-216. Additionally, the FDA has granted Fast Track designation to DT-216 for the treatment of patients with FA. We expect initial topline clinical data in the fourth quarter of 2022.

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

In an additional research program, we conducted preclinical studies to evaluate the effects of GeneTACTM molecules in Fuchs endothelial corneal dystrophy (FECD). When tested in vitro in FECD patient-derived corneal endothelial cells, which contained nuclear foci, our FECD GeneTACTM molecules led to robust reductions in toxic nuclear RNA foci and also corrected key mis-spliced transcripts to levels observed in unaffected corneal endothelial cells. We believe these preclinical data support the potential of our novel GeneTACTM small molecules to correct the most common underlying genetic cause of FECD, and we plan to advance this research program through additional preclinical studies

To date, we have incurred net losses and negative cash flows from operations since our inception and as of June 30, 2022, had an accumulated deficit of $75.7 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

We have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant revenue and the issuance of convertible notes and debt. In March 2021, we completed our initial public offering in which we sold 13,800,000 shares of our common stock at $20.00 per share and received net proceeds, after underwriting discount and offering costs, of $254.3 million. In January 2021, we issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net proceeds of approximately $124.7 million. Our cash, cash equivalents and investment securities balance as of June 30, 2022, was $359.4 million.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our operating expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$11,295	$5,027	$6,268
General and administrative	4,344	2,660	1,684
Total operating expenses	$15,639	$7,687	$7,952

Research and Development Expenses. Research and development expenses were $11.3 million and $5.0 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $6.3 million in research and development expenses was primarily due to the advancement of our FA program, including clinical development costs, and additional expenses to support our early-stage programs during the three months ended June 30, 2022. In addition, we incurred higher personnel and related costs during the three months ended June 30, 2022 as compared to the same period in 2021, as we expanded the number of research and development employees to support our programs. The increased personnel related costs include an additional $0.7 million of non-cash stock-based compensation costs incurred during 2022 as compared to 2021.

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
DT-216	$3,965	$—	$3,965
Other direct	1,797	3,110	(1,313)
Indirect	5,533	1,917	3,616
Total research and development expense	$11,295	$5,027	$6,268

General and Administrative Expenses. General and administrative expenses were $4.3 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $1.7 million in general and administrative expenses was primarily due to additional personnel and related costs incurred during the three months ended June 30, 2022 as compared to the same period in 2021. The increased personnel related costs include an additional $0.7 million of non-cash stock-based compensation costs incurred during 2022 as compared to 2021. In addition, we incurred increased costs to operate as a public company during the three months ended June 30, 2022 as compared to the same period in 2021, including professional fees for legal and accounting services.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our operating expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$20,054	$8,902	$11,152
General and administrative	8,955	4,465	4,490
Total operating expenses	$29,009	$13,367	$15,642

Research and Development Expenses. Research and development expenses were $20.1 million and $8.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $11.2 million in research and development expenses was due primarily to the advancement of our FA program, including clinical development costs, and additional expenses to support our early-stage programs, including DM1, during the six months ended June 30, 2022. In addition, we incurred higher personnel and related costs during the six months ended June 30, 2022 as compared to the same period in 2021, as we expanded the number of research and development employees to support our programs. The increased personnel related costs include an additional $1.6 million of non-cash stock-based compensation costs incurred during 2022 as compared to 2021.

The following table summarizes our research and development expenses by program, direct and indirect costs for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
DT-216	$6,340	$—	$6,340
Other direct	2,769	5,898	(3,129)
Indirect	10,945	3,004	7,941
Total research and development expenses	$20,054	$8,902	$11,152

General and Administrative Expenses. General and administrative expenses were $9.0 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $4.5 million in general and administrative expenses was due primarily to additional personnel and related costs incurred during the six months ended June 30, 2022 as compared to the same period in 2021. The increased personnel related costs include an additional $1.5 million of non-cash stock-based compensation costs incurred during 2022 as compared to 2021. In addition, we incurred increased costs to operate as a public company during the six months ended June 30, 2022 as compared to the same period in 2021, including insurance expense and professional fees for legal and accounting services.

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

As of June 30, 2022, we had $119.7 million of cash and cash equivalents, a decrease of $178.9 million from the $298.6 million of cash and cash equivalents at December 31, 2021. In addition, we had $239.7 million of available-for-sale investment securities at June 30, 2022, an increase of $154.2 million from the $85.5 million of available-for-sale investment securities held at December 31, 2021. The decrease in our cash and cash equivalents balance during the six months ended June 30, 2022 was primarily due to cash used in operations and an increase in investment securities purchased. Further detail of the change in our cash and cash equivalents for the six months ended June 30, 2022 and 2021 is summarized below (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash (used in) provided by:
Operating activities	$(22,327)	$(11,986)	$(10,341)
Investing activities	(156,542)	1,457	(157,999)
Financing activities	(46)	378,988	(379,034)
Net (decrease) increase in cash and cash equivalents	$(178,915)	$368,459	$(547,374)

Operating Activities. Net cash used in operating activities was $22.3 million and $12.0 million for the six months ended June 30, 2022 and 2021, respectively. The increase in our use of cash was primarily due to the increase in net loss from $13.2 million for the six months ended June 30, 2021 to $28.3 million for the six months ended June 30, 2022, a $15.1 million increase. The higher net loss incurred during the 2022 period was due primarily to the advancement of our FA program as well as increased expense related to our early-stage programs, and higher personnel costs to support these activities. Partially offsetting the cash impact of the increase in our net loss during the 2022 period was higher non-cash expenses incurred during the period, including $3.1 million of additional non-cash stock-based compensation.

Investing Activities. Net cash used in investing activities was $156.5 million for the six months ended June 30, 2022 and net cash provided by investing activities was $1.5 million for the six months ended June 30, 2021. The increase in cash used in investing activities was due primarily to increased purchases of investment securities during the six months ended June 30, 2022, as compared to the same period in 2021. We have classified our investments securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash used in financing activities was $46,000 for the six months ended June 30, 2022 from the payment of deferred issuance costs partially offset by proceeds received from employee stock option exercises and issuance of common stock through our employee stock purchase plan. Net cash provided by financing activities during the six months ended June 30, 2021 was $379.0 million, from the $254.3 million of net proceeds received from our initial public offering in March 2021 and the $124.7 million of net proceeds received from the closing of our Series B convertible preferred stock financing in January 2021.

Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (2022 Shelf Registration Statement), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an "at-the-market" sales agreement (ATM Program). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement.

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
•
the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the ongoing military conflict initiated by Russia against Ukraine and actions taken by the United States and other governments in response, global supply chain challenges, inflation and the COVID-19 pandemic; and

•
the cost associated with commercialization activities for any of our future product candidates, if approved.

Until such time, if ever, as we can generate substantial revenues from product sales to support our cost structure, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing military conflict initiated by Russia against Ukraine and actions taken by the United States and other governments in response, global supply chain and labor shortage challenges, inflation, the COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

In March 2022, we entered into an amendment to our existing lease agreement to rent approximately 4,900 square feet of additional space with a related party. The delivery date of the space was June 16, 2022, and the lease amendment commenced at that time. The term of the lease coincides with our existing lease. Annual rent payments for the additional space will be approximately $0.1 million, subject to annual increases of 3%, plus our share of operating expenses and taxes.

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

For the six months ended June 30, 2022, pursuant to the License Agreement, we paid $0.1 million upon the acceptance of an investigation new drug (IND) application in the U.S. and will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of 2022, we implemented a new enterprise resource planning system. As a result, we modified certain existing internal controls as well as implemented new controls and procedures. There were no other changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program and our other development programs, early clinical development for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. In March 2022, we completed dosing the first single ascending dose cohort of our Phase 1 clinical trial of DT-216, our lead FA GeneTACTM product candidate. All other product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $28.3 million and $35.5 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2022, we had $359.4 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the ongoing military conflict initiated by Russia against Ukraine and actions taken by the United States and other governments in response, other geopolitical events, global supply chain and labor shortage challenges, inflation and the COVID-19 pandemic; and
•
the cost associated with commercialization activities for any of our future product candidates, if approved.

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

Preclinical and clinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of preclinical studies and clinical trials may not be predictive of future trial results. If development of our programs is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.*

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical, nonclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In particular, while we have conducted preclinical studies of DT-216, we do not know how DT-216 will perform throughout our Phase 1 clinical trial or in future clinical trials or whether adverse events will arise over time. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

Even if we eventually complete our ongoing and planned clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a Risk Evaluation and Mitigation Strategy (REMS), which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency may also approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

•
delays or difficulties in enrolling and retaining patients in our clinical trials, particularly subjects who are at a higher risk of severe illness or death from COVID-19;
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

If any of our product candidates are approved for marketing and commercialization and we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we will be unable to successfully commercialize our product candidates if and when they are approved.*

We have no sales, marketing or distribution capabilities or experience. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2022, we had 52 employees, 51 of whom were full-time. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 128 full-time equivalents as of June 30, 2022. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act of 2018 (CCPA) imposes obligations on covered businesses. These obligations include, without limitation, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. At this time, we do not believe we are subject to the CCPA, but should we expand our operations in California, the CCPA (and later, the CPRA) will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions. Other states have enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Utah Consumer Privacy Act, and Connecticut passed the Connecticut Data Privacy Act, all of which differ from the CPRA and become effective in 2023.

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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for personal data transfers out of the EEA. The more reliant our business is on the ability to effectuate cross-border data transfers, the more impact we may experience in light of any changes in the legal landscape.

In addition to data privacy and security laws we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the GDPR and the CCPA, require customers to impose specific contractual restrictions on their service providers.

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

We may not be able to protect our intellectual property rights throughout the world.*

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

•
results from our ongoing clinical trials and future clinical trials with our current and future product candidates or of our competitors;
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

Our internal information technology systems or sensitive data, or those of our third-party CROs or other contractors or consultants, may fail or suffer security incidents, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates' development programs, compromise sensitive data related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may collect, store, transmit or otherwise process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information, health-related data, and personal data). We also have outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our proprietary, confidential, and sensitive data. We may share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investments securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through June 30, 2022, we had used approximately $32.1 million of the net proceeds received from our initial public offering to support our operations.

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

Design Therapeutics, Inc.

Date: August 8, 2022	By:	/s/ João Siffert, M.D.
João Siffert, M.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)