Form 10-Q
period 2022-09-30
Design Therapeutics, Inc.
filed 2022-11-03
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of November 1, 2022, was 55,910,071.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,517	$298,569
Investment securities	301,716	85,495
Prepaid expense and other current assets	4,255	1,371
Total current assets	348,488	385,435
Property and equipment, net	1,842	1,508
Right-of-use asset, related party	3,773	3,614
Other assets	466	—
Total assets	$354,569	$390,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,622	$1,620
Accrued expenses and other current liabilities (including related party amounts of $645 and $504 respectively)	7,790	3,663
Total current liabilities	10,412	5,283
Operating lease liability, net, related party	3,219	3,144
Total liabilities	13,631	8,427
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 55,910,071 and 55,681,752 shares issued, 55,840,625 and 55,441,926 shares outstanding at September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	438,217	429,824
Accumulated deficit	(93,424)	(47,456)
Accumulated other comprehensive loss	(3,861)	(244)
Total stockholders’ equity	340,938	382,130
Total liabilities and stockholders’ equity	$354,569	$390,557

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (including related party amounts of $264, $98, $706 and $188, respectively)	$14,304	$8,539	$34,358	$17,441
General and administrative (including related party amounts of $137, $82, $391 and $202, respectively)	4,888	2,798	13,843	7,263
Total operating expenses	19,192	11,337	48,201	24,704
Loss from operations	(19,192)	(11,337)	(48,201)	(24,704)
Other income, net	1,488	19	2,233	236
Net loss	$(17,704)	$(11,318)	$(45,968)	$(24,468)

Net loss per share, basic and diluted	$(0.32)	$(0.21)	$(0.83)	$(0.57)
Weighted-average shares of common stock outstanding, basic and diluted	55,782,329	55,155,030	55,654,490	42,759,656

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(17,704)	$(11,318)	$(45,968)	$(24,468)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,546)	8	(3,617)	(160)
Comprehensive loss	$(19,250)	$(11,310)	$(49,585)	$(24,628)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at June 30, 2022	—	$—	55,716,761	$6	$435,192	$(2,315)	$(75,720)	$357,163
Exercises of stock options and vesting of restricted stock	—	—	123,864	—	153	—	—	153
Stock-based compensation	—	—	—	—	2,872	—	—	2,872
Unrealized loss on investments	—	—	—	—	—	(1,546)	—	(1,546)
Net loss	—	—	—	—	—	—	(17,704)	(17,704)
Balance at September 30, 2022	—	$—	55,840,625	$6	$438,217	$(3,861)	$(93,424)	$340,938

Balance at December 31, 2021	—	$—	55,441,926	$6	$429,824	$(244)	$(47,456)	$382,130
Exercises of stock options and vesting of restricted stock	—	—	374,490	—	319	—	—	319
Issuance of common stock under employee stock purchase plan	—	—	24,209	—	225	—	—	225
Stock-based compensation	—	—	—	—	7,849	—	—	7,849
Unrealized loss on investments	—	—	—	—	—	(3,617)	—	(3,617)
Net loss	—	—	—	—	—	—	(45,968)	(45,968)
Balance at September 30, 2022	—	$—	55,840,625	$6	$438,217	$(3,861)	$(93,424)	$340,938

Balance at June 30, 2021	—	$—	55,114,729	$6	$426,680	$(12)	$(25,073)	$401,601
Vesting of restricted stock	—	—	109,691	—	30	—	—	30
Stock-based compensation	—	—	—	—	1,243	—	—	1,243
Unrealized loss on investments	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(11,318)	(11,318)
Balance at September 30, 2021	—	$—	55,224,420	$6	$427,953	$(4)	$(36,391)	$391,564

Balance at December 31, 2020	22,012,499	$45,356	15,957,821	$1	$451	$156	$(11,923)	$(11,315)
Issuance of Series B convertible preferred stock, net of $288 of issuance costs	19,083,979	124,712	—	—	—	—	—	—
Preferred stock converted into shares of common stock	(41,096,478)	(170,068)	25,212,548	4	170,064	—	—	170,068
Initial public offering of common shares, net of $21,728 of issuance costs	—	—	13,800,000	1	254,270	—	—	254,271
Exercises of stock options and vesting of restricted stock	—	—	254,051	—	35	—	—	35
Stock-based compensation	—	—	—	—	3,133	—	—	3,133
Unrealized loss on investments	—	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	—	—	(24,468)	(24,468)
Balance at September 30, 2021	—	$—	55,224,420	$6	$427,953	$(4)	$(36,391)	$391,564

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(45,968)	$(24,468)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	282	47
Stock-based compensation	7,849	3,133
Amortization of premiums on investment securities, net	(497)	(103)
Non-cash lease expense	49	5
Other	4	—
Change in operating assets and liabilities:
Prepaid expense and other assets	(2,922)	(1,158)
Prepaid expense and other assets—related party	—	(60)
Accounts payable and other liabilities	4,969	2,444
Accounts payable and other liabilities—related party	8	10
Net cash used in operating activities	(36,226)	(20,150)
Cash flows from investing activities
Purchases of investment securities	(251,990)	(36,356)
Proceeds from maturities of investment securities	32,650	33,955
Proceeds from sale of asset	39	—
Purchases of property and equipment	(630)	(1,184)
Net cash used in investing activities	(219,931)	(3,585)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	254,271
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	124,712
Payment of deferred issuance costs	(427)	—
Issuance of common stock through employee stock purchase plan	225	—
Proceeds from the exercise of stock options	307	35
Net cash provided by financing activities	105	379,018
Net (decrease) increase in cash and cash equivalents	(256,052)	355,283
Cash and cash equivalents at beginning of period	298,569	2,379
Cash and cash equivalents at end of period	$42,517	$357,662
Supplemental disclosures
Initial recognition of right-of-use asset and operating lease liability	$590	$3,786
Deferred financing costs in accrued expenses	$75	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$59	$112

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $93.4 million as of September 30, 2022. The Company had cash, cash equivalents and investment securities of $344.2 million as of September 30, 2022, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the preclinical manufacturing, and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash and cash equivalents as of September 30, 2022 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and following the requirements of the United States Securities and Exchange Commission ("SEC") for interim reporting. The Company's financial statements include all adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company’s financial position as of the reporting date and results of operations for the periods presented.

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

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	September 30, 2022	September 31, 2021
Stock options	5,280,768	2,124,238
Shares subject to repurchase	69,446	430,413
Employee stock purchase plan	1,774	15,335
Total	$5,351,988	$2,569,986

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

The following table summarize the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2022:
Assets:
Money market funds(1)	$40,879	$40,879	$—	$—
Certificates of deposit	5,453	5,453	—	—
U.S. Treasury securities	273,688	273,688	—	—
U.S. Government agency securities	22,575	—	22,575	—
Total	$342,595	$320,020	$22,575	$—
As of December 31, 2021:
Assets:
Money market funds(1)	$298,114	$298,114	$—	$—
Certificates of deposit	5,771	5,771	—	—
U.S. Treasury securities	79,724	79,724	—	—
Total	$383,609	$383,609	$—	$—

(1)
Included in cash and cash equivalents on the accompanying balance sheets.

Interest bearing money market accounts and certificates of deposit are valued at amortized cost, which approximates fair value.

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

losses, allowances for credit losses and fair value of available-for-sale investments by types, maturities and classes of securities at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

		As of September 30, 2022
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$3,602	$—	$(71)	$—	$3,531
U.S. Treasury securities	Within 1 year	191,923	—	(2,135)	—	189,788
U.S. Government agency securities	Within 1 year	15,162	—	(43)	—	15,119
Certificates of deposits	1 year to 2 years	1,960	—	(38)	—	1,922
U.S. Treasury securities	1 year to 2 years	85,430	—	(1,530)	—	83,900
U.S. Government agency securities	1 year to 2 years	7,500	—	(44)	—	7,456
Total		$305,577	$—	$(3,861)	$—	$301,716

		As of December 31, 2021
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$2,896	$—	$(3)	$—	$2,893
U.S. Treasury securities	Within 1 year	$15,045	—	(23)		$15,022
Certificates of deposits	1 year to 2 years	$2,887	—	(9)		$2,878
U.S. Treasury securities	1 year to 2 years	64,911	—	(209)	—	64,702
Total		$85,739	$—	$(244)	$—	$85,495

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

At September 30, 2022 there were 80 securities in an unrealized loss position. The Company determined that there was no material change in the credit risk of the securities and considered the decline in market value to be primarily attributable to changes in interest rates. Each security remained at a high credit quality rating and the unrealized losses of each security was immaterial. Further, there had been no adverse conditions noted for any of the issuers and Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized. At December 31, 2021, there were 38 securities in an unrealized loss position.

As of September 30, 2022, the Company held 23 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaids and other current assets on the Company’s balance sheets, was $0.7 million and $0.1 million at September 30, 2022 and December 31, 2021, respectively.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$3,509	$1,254
Interest receivable	746	110
Other	—	7
Total	$4,255	$1,371

Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$1,517	$1,148
Computer equipment and software	102	96
Furniture and fixtures	510	292
Leasehold improvements	111	95
Construction in progress	—	11
	2,240	1,642
Less accumulated depreciation	(398)	(134)
Total	$1,842	$1,508

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued personnel costs	$2,697	$2,152
Accrued research and development costs	3,860	516
Current portion of operating lease liability	622	489
Accrued other	611	506
Total	$7,790	$3,663

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

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). The Company’s Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the right-of-use asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the "Lease Amendment") to its Lease with Crossing Holdings, LLC to rent approximately 4,900 square feet of additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment will coincide with the term of the Lease and end in 2027. As of September 30, 2022, the weighted-average remaining lease term for the Company's leases was 4.92 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Maturities of operating lease liabilities as of September 30, 2022 are as follows (in thousands):

2022 (remaining three months)	$220
2023	891
2024	918
2025	945
2026	974
Thereafter	663
Total future minimum lease payments	4,611
Less: Present value adjustment	(770)
Operating lease liabilities	$3,841

Rent expense for the three months ended September 30, 2022 and 2021 was $0.2 million. Rent expense for the nine months ended September 30, 2022 and 2021 was $0.6 million and $0.4 million, respectively.

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of September 30, 2022 or December 31, 2021.

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

For the nine months ended September 30, 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an Investigational New Drug Application (“IND”) in the U.S. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three and nine months ended September 30, 2022, respectively.

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

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 ( the "2022 Shelf Registration Statement"), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an "at-the-market" sales agreement ( the "ATM Program"). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of September 30, 2022, the Company has not sold any shares of its common stock under the ATM Program.

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

A summary of the Company’s restricted shares of common stock and unvested stock liability, which is included in accrued expenses and other current liabilities on the Company’s balance sheets, is as follows (in thousands, except share data):

	Shares	Liability
Balance at December 31, 2021	239,826	$23
Vested shares	(170,380)	(12)
Balance at September 30, 2022	69,446	$11

11. Stock-Based Compensation

Equity Incentive Award Plans

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. Upon adoption of the 2021 Plan, the Company restricted future grants from its 2018 Plan.

Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2022, the total number of shares available for future issuance was 6,052,968.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	2,673,775	$8.49
Granted	2,992,283	$13.45
Exercised	(204,110)	$1.50
Forfeited	(181,180)	$9.70
Balance at September 30, 2022	5,280,768	$11.53

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,224	$521	$3,472	$1,181
General and administrative	1,648	722	4,377	1,952
Total	$2,872	$1,243	$7,849	$3,133

2021 Employee Stock Purchase Plan

In March 2021, the Company’s board of directors and stockholders adopted the ESPP, which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 600,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of September 30, 2022, the Company had issued 35,665 shares of the Company's common stock under the ESPP and had 1,121,152 shares available for future issuance.

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

Expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$219	$53	$571	$53
General and administrative	77	22	211	22
Total expenses	$296	$75	$782	$75

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company had accrued expenses and other current liabilities of $23,000 and zero as of September 30, 2022 and December 31, 2021, respectively, pursuant to the Lease and Lease Amendment.

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$60	$60	$180	$180
Total expenses	$60	$60	$180	$180

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Ansari, a co-founder, provides consulting services and advises on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performs these services for a monthly fee of $15,000.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$45	$45	$135	$135
Total expenses	$45	$45	$135	$135

The Company had accrued expenses and other current liabilities of zero and $15,000 as of September 30, 2022 and December 31, 2021, respectively, pursuant to its related party consulting agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission (SEC). In addition to historical information, this Quarterly Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended (the Exchange Act). Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

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

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTACTM molecules. At doses that were observed to be well tolerated in rodents and non-human primates, FA GeneTACTM molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTACTM development candidate (DT-216) was cleared by the FDA. Additionally, the FDA has granted Fast Track designation to DT-216 for the treatment of patients with FA. In March 2022, we completed dosing in the first cohort for the single-ascending dose (SAD) Phase 1 clinical trial of DT-216 and we expect initial data from the SAD clinical trial in December 2022. We have recently initiated patient dosing in the multiple-ascending dose Phase 1 clinical trial of DT-216.

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

In an additional research program, we conducted preclinical studies to evaluate the effects of GeneTACTM molecules in Fuchs endothelial corneal dystrophy (FECD). When tested in vitro in FECD patient-derived corneal endothelial cells, which contained nuclear foci, our FECD GeneTACTM molecules led to robust reductions in toxic nuclear RNA foci and also corrected key mis-spliced transcripts to levels observed in unaffected corneal endothelial cells. We believe these preclinical data support the potential of our novel GeneTACTM small molecules to correct the most common underlying genetic cause of FECD, and we plan to advance this research program through additional preclinical studies

To date, we have incurred net losses and negative cash flows from operations since our inception and as of September 30, 2022 had an accumulated deficit of $93.4 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

We expect our expenses and operating losses will increase substantially for the foreseeable future as we continue to conduct preclinical studies and clinical trials for our product candidates, nominate additional product candidates from our discovery programs, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company.

We have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant revenue and the issuance of convertible notes and debt. In March 2021, we completed our initial public offering in which we sold 13,800,000 shares of our common stock at $20.00 per share and received net proceeds, after underwriting discount and offering costs, of $254.3 million. In January 2021, we issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net proceeds of approximately $124.7 million. Our cash, cash equivalents and investment securities balance as of September 30, 2022 was $344.2 million.

Components of Our Results of Operations

Research and Development Expenses

To date, our research and development expenses have consisted primarily of direct and indirect costs incurred in connection with the clinical development, preclinical development and manufacturing of our product candidates and our discovery efforts. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Direct costs include:

•
external research and development expenses incurred under agreements with contract research organizations, consultants and other vendors that conduct our clinical, preclinical and discovery activities;
•
expenses related to manufacturing our product candidates for clinical and preclinical studies;
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
•
establishing clinical or commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully;
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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our operating expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$14,304	$8,539	$5,765
General and administrative	4,888	2,798	2,090
Total operating expenses	$19,192	$11,337	$7,855

Research and Development Expenses. Research and development expenses were $14.3 million and $8.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $5.8 million in research and development expenses was primarily due to the advancement of our FA program, including clinical development costs, and additional expenses to support our early-stage programs during the three months ended September 30, 2022. In addition, we incurred higher personnel and related costs during the three months ended September 30, 2022 as compared to the same period in 2021, as we expanded the number of research and development employees to support our programs. The increased personnel related costs include an additional $0.7 million of non-cash stock-based compensation costs incurred during 2022 as compared to 2021.

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
FA DT-216	$5,944	$—	$5,944
Other direct	2,379	5,650	(3,271)
Indirect	5,981	2,889	3,092
Total research and development expense	$14,304	$8,539	$5,765

General and Administrative Expenses. General and administrative expenses were $4.9 million and $2.8 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $2.1 million in general and administrative expenses was primarily due to additional personnel and related costs incurred during the three months ended September 30, 2022 as compared to the same period in 2021. The increased personnel related costs include an additional $0.9 million of non-cash stock-based compensation costs incurred during 2022 as compared to 2021. In addition, we incurred increased costs to operate as a public company during the three months ended September 30, 2022 as compared to the same period in 2021, including professional fees for legal and accounting services.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our operating expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$34,358	$17,441	$16,917
General and administrative	13,843	7,263	6,580
Total operating expenses	$48,201	$24,704	$23,497

Research and Development Expenses. Research and development expenses were $34.4 million and $17.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $16.9 million in research and development expenses was due primarily to the advancement of our FA program, including clinical development costs, and additional expenses to support our early-stage programs, during the nine months ended September 30, 2022. In addition, we incurred higher personnel and related costs during the nine months ended September 30, 2022 as compared to the same period in 2021, as we expanded the number of research and development employees to support our programs. The increased personnel related costs include an additional $2.3 million of non-cash stock-based compensation costs incurred during 2022 as compared to 2021.

The following table summarizes our research and development expenses by program, direct and indirect costs for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
FA DT-216	$12,284	$—	$12,284
Other direct	5,148	10,853	(5,705)
Indirect	16,926	6,588	10,338
Total research and development expenses	$34,358	$17,441	$16,917

General and Administrative Expenses. General and administrative expenses were $13.8 million and $7.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $6.6 million in general and administrative expenses was due primarily to additional personnel and related costs incurred during the nine months ended September 30, 2022 as compared to the same period in 2021. The increased personnel related costs include an additional $2.4 million of non-cash stock-based compensation costs incurred during 2022 as compared to 2021. In addition, we incurred increased costs to operate as a public company during the nine months ended September 30, 2022 as compared to the same period in 2021, including insurance expense and professional fees for legal and accounting services.

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

As of September 30, 2022, we had $344.2 million of combined cash and cash equivalents and investment securities, a decrease of $39.8 million from the $384.1 million of cash and cash equivalents and investment securities at December 31, 2021. This decrease is primarily due to cash used in operations to advance our FA program as well as our early-stage programs. The decrease of $256.1 million in cash and cash equivalents for the nine months ended September 30, 2022 was primarily due to investment securities purchased in addition to cash used in operations. Further detail of the change in our cash and cash equivalents for the nine months ended September 30, 2022 and 2021 is summarized below (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash (used in) provided by:
Operating activities	$(36,226)	$(20,150)	$(16,076)
Investing activities	(219,931)	(3,585)	(216,346)
Financing activities	105	379,018	(378,913)
Net (decrease) increase in cash and cash equivalents	$(256,052)	$355,283	$(611,335)

Operating Activities. Net cash used in operating activities was $36.2 million and $20.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in our use of cash was primarily due to the increase in net loss from $24.5 million for the nine months ended September 30, 2021 to $46.0 million for the nine months ended September 30, 2022, a $21.5 million increase. The higher net loss incurred during the 2022 period was due primarily to the advancement of our FA program as well as increased expense related to our early-stage programs, and higher personnel costs to support these activities, including $4.7 million of increased non-cash stock-based compensation.

Investing Activities. Net cash used in investing activities was $219.9 million for the nine months ended September 30, 2022 and $3.6 million for the nine months ended September 30, 2021. The increase in cash used in investing activities was due primarily to increased purchases of investment securities during the nine months ended September 30, 2022, as compared to the same period in 2021. We have classified our investments securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2022 from the proceeds received from employee stock option exercises and issuance of common stock through our employee stock purchase plan, partially offset by the payment of deferred issuance costs. Net cash provided by financing activities during the nine months ended September 30, 2021 was $379.0 million, from the $254.3 million of net proceeds received from our initial public offering in March 2021 and the $124.7 million of net proceeds received from the closing of our Series B convertible preferred stock financing in January 2021.

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

Our future capital requirements will depend on many factors, including:

•
the scope, rate of progress and costs of our drug discovery, preclinical development activities and clinical trials for any product candidates;
•
the number and scope of clinical programs we decide to pursue;
•
the scope and costs of manufacturing our product candidates and any future commercial manufacturing activities;
•
the emergence of competing therapies and other adverse market developments;
•
the cost, timing and outcome of seeking FDA, EMA and any other regulatory approvals for any product candidates;
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
•
the costs associated with expanding our facilities or building out additional laboratory space;
•
the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the ongoing military conflict initiated by Russia against Ukraine and actions taken by the United States and other governments in response, global supply chain challenges, inflation and the COVID-19 pandemic; and

•
the cost associated with commercialization activities for any of our product candidates, if approved.

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

For the nine months ended September 30, 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an IND in the U.S. and will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the nine months ended September 30, 2022 and 2021, respectively.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to grant revenue and research and development expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (ii) the date upon which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if we have been subject to the reporting requirements of the Exchange Act for at least 12 months as of December 31st and the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) December 31, 2026 (the last day of the fiscal year ending after the fifth anniversary of our initial public offering).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing the income we receive without significantly increasing risk. To achieve this objective, we may invest in certificates of deposit insured by the Federal Deposit Insurance Corporation, money market accounts, money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years, in accordance with an investment policy approved by our audit committee. Some of the financial instruments that we invest in could be subject to market risk, meaning that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include a variety of securities, including money market funds, government debt securities and commercial paper, all with various maturity dates.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program and our other development programs, early clinical development for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. In March 2022, we completed dosing in the first cohort for the single-ascending dose (SAD) Phase 1 clinical trial of DT-216, our lead FA GeneTACTM product candidate. We have recently initiated patient dosing in the multiple-ascending dose (MAD) Phase 1 clinical trial of DT-216. All other product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $46.0 million and $35.5 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2022, we had $344.2 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the scope and costs of manufacturing our product candidates and any future commercial manufacturing activities;
•
the emergence of competing therapies and other adverse market developments;
•
the cost, timing and outcome of seeking FDA, EMA and any other regulatory approvals for any product candidates;
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
•
or costs associated with expanding our facilities or building out additional laboratory space;
•
the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the ongoing military conflict initiated by Russia against Ukraine and actions taken by the United States and other governments in response, other geopolitical events, global supply chain and labor shortage challenges, inflation and the COVID-19 pandemic; and
•
the cost associated with commercialization activities for any of our product candidates, if approved.

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

Preclinical and clinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of preclinical studies and clinical trials may not be predictive of future trial results. If development of our programs is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.*

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical, nonclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In particular, while we have conducted preclinical studies of DT-216, we are still evaluating how DT-216 will perform throughout our Phase 1 clinical program or in future clinical trials or whether adverse events will arise over time. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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
•
risks relating to potential disruptions of our contracted manufacturing operations as a result of any potential shut downs or other restrictions in operations due to impact from the COVID-19 pandemic;
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

We are aware of a number of companies with active clinical stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, (iii) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor, and (iv) Reata Pharmaceuticals evaluating omaveloxolone, a Nrf2 activator. In addition, several companies have stated that they have gene therapy programs for FA including Lacerta Therapeutics, Lexeo Therapeutics, Novartis, Pfizer, PTC Therapeutics, Solid Biosciences, StrideBio, and Voyager Therapeutics.

We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) small molecules interacting with RNA under evaluation by Anima Biotech, (iii) anti-miRNA oligonucleotides under evaluation by Arthex Biotech, (iv) Astellas Pharma evaluating an AAV-antisense candidate, (v) Avidity Biosciences evaluating an antibody linked siRNA, (vi) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (vii) an AAV-based RNA degrading gene therapy by Enzerna Biosciences, (viii) small molecules interacting with RNA under evaluation by Expansion Therapeutics, (ix) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (x) an RNA-targeting AAV-based gene therapy by Locanabio, (xi) PepGen evaluating a peptide conjugated antisense oligonucleotide, and (xii) gene editing treatments by Vertex Pharmaceuticals.

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

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to global supply chain challenges, geopolitical events impacting trade with global partners, labor shortages, or the impact of the COVID-19 pandemic, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third- party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that the product produced is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

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
•
requirements to cease development or to recall batches of our product candidates; and
•
in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for any such products.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2022, we had 56 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 128 full-time equivalents as of September 30, 2022. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. However, it is possible that the Affordable Care Act will be subject to additional judicial or Congressional challenges in the future. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Reduction Act) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect through 2031. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Following the resumption of the sequester, under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the Inflation Reduction Act will, among other things, (i) direct HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the Inflation Reduction Act will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC’s proposed rules to enhance and standardize climate-related disclosures, which, if approved, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders do not favor which may negatively impact our reputation and/or harm our stock price. We currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock.

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

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.*

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. We have pending U.S. and foreign patent applications in our portfolio; however, we cannot predict:

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
•
whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries; and/or
•
whether, as COVID-19 becomes an ongoing part of the infectious-disease landscape, we may experience patent office interruption or delays to our ability to timely secure patent coverage to our product candidates.

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

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.*

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

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our future licensors fail to prosecute, maintain, enforce, and defend such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our product candidates that are subject of such licensed rights could be adversely affected.

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
•
disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our product candidates or that results in costly litigation or arbitration that diverts management attention and resources;
•
collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
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

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.*

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, might assert are infringed by our product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents, and there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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
•
the level of expenses related to our product candidates or clinical development programs;
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

Pursuant to our 2021 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. In addition, our 2021 Employee Stock Purchase Plan (ESPP) authorizes the issuance of 600,000 shares of our common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 1,200,000 shares, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to fall.

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

We are an “emerging growth company”, and we intend to take advantage of reduced reporting requirements.*

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

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date upon which we are deemed to be a “large accelerated filer”, which means we have been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), for at least 12 months as of December 31st, and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to public company reporting and compliance initiatives.*

As a public company listed on the Nasdaq Global Select Market, we incur significant expenses for director and officer insurance, legal services, accounting services and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and the Nasdaq Global Select Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to continue to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costlier. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we are required to incur substantial costs to maintain our current levels of such coverage.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements."

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation informally titled the Tax Cuts and Jobs Act; the Coronavirus Aid, Relief, and Economic Security Act; and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. The Biden administration and Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results from operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to data. A security incident or other interruption could disrupt our (and third parties upon whom we rely) ability to develop or provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data.

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

General Risk Factors

Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions have resulted or can result in severely diminished liquidity and credit availability, high inflation, rising interest rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of investment securities could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical or research development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions has affected and could further affect, potentially materially and adversely, global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investments securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through September 30, 2022, we had used approximately $41.5 million of the net proceeds received from our initial public offering to support our operations.

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

Design Therapeutics, Inc.

Date: November 3, 2022	By:	/s/ João Siffert, M.D.
João Siffert, M.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)