Form 10-K
period 2022-12-31
Design Therapeutics, Inc.
filed 2023-03-14
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2022, the last business day of the Registrant's most recently completed second quarter, was approximately $372,547,056.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2023 was 55,943,314.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than May 1, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
our ability to recruit and retain key personnel; and
•
the effects of macroeconomic factors on our operations; and
•
other risks and uncertainties, including those described under Part I, Item 1A, "Risk Factors" of this Annual Report.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A, “Risk Factors” of this Annual Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context otherwise indicates, references in this Annual Report to the terms "Design", "the Company", "we", "our", and "us" refer to Design Therapeutics, Inc., and references to our "common stock" refers to our voting common stock.

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

Summary of Risks Associated With Our Business

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under “Risk Factors” under Part I, Item 1A of this Annual Report. Some of the material risks associated with our business include the following:

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
•
A health epidemic or pandemic could adversely impact our business and affect our operations, as well as the business or operations of our manufacturers or other third parties with whom we conduct business.
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

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTACTM molecules. At doses that were observed to be well tolerated in rodents and non-human primates, FA GeneTACTM molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTACTM development candidate (DT-216) was cleared by the U.S. Food and Drug Administration (FDA). Additionally, the FDA has granted Fast Track designation to DT-216 for the treatment of patients with FA. In March 2022, we completed dosing in the first cohort for the single-ascending dose (SAD) Phase 1 clinical trial of DT-216. In December 2022, we reported positive initial data from the SAD clinical trial showing that DT-216 was generally well-tolerated and able to overcome the FXN transcription impairment that causes FA, with a greater than two-fold increase in FXN mRNA in the cohort with the highest response. These data support the continued advancement of DT-216 in the ongoing multiple-ascending dose (MAD) Phase 1 clinical trial of DT-216 and the anticipated Phase 2 clinical trial in FA patients, which is expected to begin in the second half of 2023.

In December 2022, we nominated our second GeneTACTM development candidate (DT-168), an eye drop for the treatment of FECD. When tested in vitro in FECD patient-derived corneal endothelial cells, our FECD GeneTACTM molecules led to robust reductions in the pathogenic nuclear RNA foci and corrected key mis-spliced transcripts to levels observed in control corneal endothelial cells from unaffected donors. DT-168 was well tolerated and distribution of DT-168 was observed in and through the cornea in animal models after administration via eye drop. We believe these preclinical data support the potential of our novel GeneTACTM small molecules to correct the most common underlying genetic cause of FECD, and we plan to advance this research program through additional preclinical studies and submit an IND for DT-168 in the second half of 2023.

Our third program based on the GeneTACTM platform is DM1. Multiple DM1 GeneTACTM molecules elicited robust reduction of nuclear foci and correction of splicing defects in DM1 patient muscle cells. Preclinical in vivo studies demonstrated distribution of DM1 GeneTACTM molecules to key target tissues including skeletal muscle and heart, achieving tissue concentrations of intact DM1 GeneTACTM molecule that reduced pathogenic nuclear foci to normal levels in our in vitro experiments. We expect to complete IND-enabling studies and submit an IND in 2024.

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

GeneTACTM molecules represent a novel class of small molecules designed to act on a diverse array of diseases and selectively target genetic repeat sequences, modulate gene expression either by dialing up or down mRNA transcription, and restore cellular health. We have developed a proprietary framework that combines our understanding of medicinal chemistry and structure-activity relationships that allow us to design DNA-targeting moieties that are connected via a linker to ligand moieties that engage and modulate the transcriptional machinery. GeneTACTM molecules are heterobifunctional, meaning that they are comprised of two principal moieties that are each designed to have a unique function:

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

Our understanding of the properties of the GeneTACTM molecules is based on data-driven assessments of compounds we have designed and synthesized, as well as experience with our most advanced compounds for FA, FECD and DM1 tested in vitro and in vivo. We continue to develop know-how of diverse configurations of DNA targeting, linker, and ligand moieties that drive the drug properties of molecules which are best suited to be developed for treating the underlying cause of each specific disease. This understanding of GeneTACTM chemistry has enabled us to generate multiple candidates designed to have optimal potential therapeutic and drug characteristics.

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

FA Program Overview (DT-216)

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

The estimated prevalence of FA is 1 in 40,000-50,000, affecting more than 5,000 individuals living in the United States and more than 20,000 in Europe. Our FA GeneTACTM candidate is designed to address the genetic basis of the disease by restoring functional FXN protein levels. In December 2022, we reported positive initial data from the SAD clinical trial showing that DT-216 was generally well-tolerated and able to overcome the FXN transcription impairment that causes FA. We anticipate the continued advancement of our first product candidate in the ongoing MAD Phase 1 clinical trial and the Phase 2 clinical trial, which is expected to begin in the second half of 2023.

FECD Program Overview (DT-168)

Our FECD program is focused on the development of a potentially disease-modifying medical treatment for FECD. FECD is characterized by progressive degeneration of the corneal endothelium and subsequent loss of vision. This genetic eye disease affects millions of people in the U.S., with approximately 75% of cases caused by a CTG trinucleotide repeat expansion within the transcription factor 4 (TCF4) gene, leading to the formation of pathogenic RNA foci, global splicing dysregulation, cellular dysfunction, and eventual loss of corneal endothelial cells. Due to the lack of disease-modifying therapies approved for FECD, corneal surgery is currently the only approved procedure used to restore vision. Our approach utilizes our FECD GeneTAC™ molecules to selectively target the expanded CTG repeats in the TCF4 gene to reduce RNA foci formation and mis-splicing. We believe our preclinical data to date supports the potential of our FECD GeneTAC™ small molecules to correct the most common underlying genetic cause of FECD, and we plan to submit an IND for DT-168 in the second half of 2023.

DM1 Program Overview

Our DM1 program is focused on the development of a potentially disease-modifying treatment for DM1. DM1 is a monogenic, autosomal dominant, progressive neuromuscular disease that affects skeletal muscle, heart, brain, and other organs. The cardinal features include muscle weakness, myotonia (slow muscle relaxation), and early cataracts. In addition, affected individuals often experience cardiac arrhythmias, changes in neuropsychological function, and gastrointestinal symptoms. DM1 is caused by a mutation in the DMPK gene and is estimated to have a genetic prevalence of 1 in 2,300-8,000 people, affecting more than 70,000 people in the United States and more than 90,000 people in Europe. Our DM1 GeneTACTM molecules are designed to address the genetic cause of the disease by preventing the expression of mutant gene product and consequently of pathogenic nuclear foci. We expect to complete IND-enabling studies and submit an IND in 2024.

Research Program Overview

We are also advancing our GeneTACTM product candidate portfolio into development in other serious nucleotide repeat expansion-driven monogenic diseases, such as fragile X syndrome, spinocerebellar ataxias, Huntington disease, spinobulbar muscular atrophy and C9orf72-amyotrophic lateral sclerosis/frontotemporal dementia. Many of these monogenic diseases have overlapping triplet repeat expansions, including CTG repeats that cause DM1, allowing for the accumulating knowledge on how to design novel molecules to be applied across multiple diseases also caused by CTG and CAG repeat expansions. Additionally, our medicinal chemistry experiences with GeneTACTM molecules allow us to more rapidly design GeneTACTM molecules for additional proposed indications.

Our Strategy

We aim to leverage our GeneTACTM platform to design, develop and commercialize a pipeline of disease-modifying therapeutic candidates designed to treat a wide range of inherited nucleotide repeat expansion diseases for which there is urgent unmet medical need. In order to achieve our goal, we intend to:

•
Advance our Lead Program in FA Through Clinical Development to Offer Meaningful Patient Benefit. FA is a serious monogenic degenerative disease for which there are currently no available disease-modifying treatments. Our FA GeneTACTM molecules are specifically designed to restore levels of FXN, the underlying cause of FA. Restoration of FXN has been shown to improve FA-like symptoms in animal models. We believe that demonstrating clinical proof of concept by restoring FXN expression in FA patients may confirm the therapeutic potential of our FA GeneTACTM molecules and underscore the broader potential of our GeneTACTM platform. We have completed IND-enabling safety studies in both rats and non-human primates and received FDA clearance of our IND in late February 2022. In March 2022, we initiated the SAD Phase 1 clinical trial in patients with FA. In December 2022, we reported positive initial data from the SAD clinical trial showing that DT-216 was generally well-tolerated and able to overcome the FXN transcription impairment that causes FA, with a greater than two-fold increase in FXN mRNA in the cohort with the highest response. These data support the continued advancement of DT-216 in the ongoing MAD Phase 1 clinical trial of DT-216 and the anticipated Phase 2 clinical trial in FA patients, which is expected to begin in the second half of 2023.

•
Advance our FECD Program Through Clinical Development to Offer Meaningful Patient Benefit. FECD is a genetic eye disease characterized by bilateral degeneration of corneal endothelial cells and progressive loss of vision, for which the only approved option for treatment is corneal surgery. DT-168 is our FECD GeneTACTM small molecule designed to target the CTG repeats in the TCF4 gene and selectively block transcription of the expansion-containing allele. IND-enabling studies are ongoing and we expect to submit an IND for DT-168 in the second half of 2023.

•
Advance our DM1 Program Through Clinical Development to Offer Meaningful Patient Benefit. DM1 is a serious monogenic degenerative disease for which there are currently no available treatments. Our DM1 GeneTACTM molecules are specifically designed to reduce the formation of CUG repeat hairpin structures that trap splicing factors and form pathogenic nuclear foci that cause DM1. Blocking the formation of CUG foci has demonstrated phenotypic benefit. We believe that demonstrating clinical proof of concept by reducing the repeat hairpin structures in DM1 patients may confirm the therapeutic potential of this candidate. We expect to complete IND-enabling studies and submit an IND in 2024.

•
Leverage our GeneTACTM Platform to Expand our Pipeline and Address Additional Nucleotide Repeat Expansion Diseases with Significant Unmet Medical Need. There remains a significant unmet medical need for all nucleotide repeat expansion diseases. We plan to advance our GeneTACTM portfolio to address the underlying cause of other serious nucleotide repeat expansion-driven monogenic diseases, which may include fragile X syndrome, spinocerebellar ataxias, Huntington disease, spinobulbar muscular atrophy and C9orf72-amyotrophic lateral sclerosis/frontotemporal dementia, the majority of which have no approved disease-modifying treatments.

•
Selectively Enter Into Strategic Collaborations. Given the broad potential of our GeneTACTM platform, we may explore collaborations in select disease areas or geographic regions that are better served by the resources or specific expertise of a strategic partner to accelerate the development and commercialization of our GeneTACTM product candidates.

•
Independently Commercialize any Approved Products in Indications and Geographies Where we Believe we can Maximize Value. We intend to commercialize our product candidates that receive regulatory approval in indications and geographies where we believe we can maximize value by commercializing on our own.

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

On February 28, 2023, Reata Pharmaceuticals announced that the FDA approved omaveloxolone for the treatment of FA in adults and adolescents aged 16 years and older. In addition, there are several product candidates in clinical development but neither omaveloxolone nor any of these product candidates have shown the ability to restore the deficiency in FXN protein, which is the underlying cause of the disease. There remains a high unmet medical need for disease-modifying therapies.

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

Increase in FXN mRNA and Protein in FA Patient Neurons

Continuous exposure to low doses of an FA GeneTACTM molecule (10 or 100nM) increased FXN expression in neurons derived from an FA patient stem cell line (Figure 3). Increases in FXN mRNA levels preceded increases in FXN protein, consistent with the typical pattern of gene expression. Of note, the increase in FXN protein levels after continuous treatment with 10 or 100 nM of the FA GeneTACTM molecule resulted in similar FXN protein levels which were also similar to - and did not exceed - those in a non-FA patient-derived neurons in culture (grey horizontal bar in Figure 3 right panel).

Figure 3: FXN mRNA and protein levels in FA patient neurons

Figure 3. Neurons from an FA patient were incubated with 10 or 100 nM of an FA GeneTAC molecule continuously, and cells were harvested for determination of FXN mRNA (left) or protein (right) levels on Days 3, 7, 10, and 14. Data are depicted as Mean ± SD (n=3/group). Grey horizontal bar (right panel) indicates range of FXN protein levels in non-FA patient derived neurons on Day 14

In preclinical studies in Pook800J mice, we observed an increase in FXN protein levels in both heart and brain tissue after treatment with FA GeneTACTM molecules.

Distribution and Tolerability of FA GeneTACTM molecules

In preclinical studies in cynomolgus monkeys, repeat intravenous (IV) administration of our FA GeneTACTM molecules at weekly intervals led to exposure in the plasma at concentrations above 10nM for up to 48 hours after the last dose, while exposure in key target organs in the context of functional deficits encountered in FA (Figure 4), including the heart, brain and skeletal muscle, sustained well above concentrations shown to increase FXN mRNA and protein in FA patient cells for at least 7 days after the last dose. FA GeneTACTM molecule was also shown to be well tolerated and resulted in no clinically meaningful changes in hematology, serum biochemistry or histology.

Figure 4: FA GeneTACTM concentration in target tissues of NHPs

Figure 4. FA GeneTACTM molecule was administered once weekly to male cynomolgus monkeys by IV injection on Days 1, 8, and 15. Plasma and tissues were collected from 2 monkeys at 6, 24, and 168 hours after the Day 15 dose for determination of FA GeneTACTM molecule levels by LC-MS/MS. Data are depicted as the Mean + SE.

Clinical Data

DT-216 Phase 1 SAD Trial Design

The Phase 1 SAD clinical trial was a randomized, double-blind, placebo-controlled study designed to evaluate single doses of DT-216 administered intravenously in adult patients with FA. The primary and secondary study objectives were to evaluate safety and tolerability, and pharmacokinetics (PK) of DT-216 in FA patients. Change in FXN mRNA and protein expression relative to baseline, measured in a circulating subset of white blood cells, known as peripheral blood mononuclear cells (PBMCs), were included as exploratory pharmacodynamic (PD) assessments.

Thirty-nine FA patients (mean age 32 years, 49% female) were dosed across six dose cohorts (5-10 patients per cohort) ranging from 25 mg to 600 mg and were randomized to receive either DT-216 (N=26) or placebo (N=13). All patients were homozygous for a GAA repeat expansion (mean=580, SD=203).

The study protocol was prospectively designed for DT-216 to be administered either as a single dose bolus or as a single dose split-administration on the same day. Patients in Cohorts 1-4 were dosed with a single bolus dose of DT-216 at increasing levels from 25 mg to 200 mg. Patients in Cohort 5 (400 mg) received either a single dose bolus or single dose split administration of DT-216, and all patients in Cohort 6 (600 mg) received a single dose split administration of DT-216. Safety assessments were conducted for at least 30 days post dosing.

Initial data from Phase 1 SAD trial

DT-216 was generally well-tolerated throughout the Phase 1 SAD trial. Findings from Cohorts 1-5 were:

•
No treatment-related serious adverse events (SAEs) reported
•
16 (73%) patients on DT-216 and eight (73%) patients on placebo reported at least one treatment-emergent adverse event
•
Most adverse events (AEs) were mild and transient; there were no severe AEs
•
No clinically significant changes in vital signs, physical exams, electrocardiogram, and clinical safety laboratories (including liver function tests and serum creatinine)
•
Three patients on DT-216 had a localized superficial vein thrombosis at the injection site; of which two were mild and one was moderate; and all three were self-limited

Data from Cohort 4 (200 mg) were excluded from the analysis of PK and PD data due to third-party issues with sample handling. PK data were analyzed for patients that were treated with DT-216 in Cohorts 1-3, 5 and 6. Plasma levels of DT-216 increased in an approximately dose-proportional manner, with peak concentrations within minutes, followed by a decrease in plasma levels within several hours.

PD data were available for 33 patients (Cohorts 1-3, 5 and 6, Figure 5). Treatment with a single dose of DT-216 resulted in a 2.24-fold increase in FXN mRNA, at 24 hours post-dose compared with pre-treatment baseline, in the cohort with the highest response (p < 0.01 DT-216 [N=3] vs. pooled placebo [N=11]). Treatment with a single dose of DT-216 in all cohorts 100 mg and above resulted in a statistically significant increase in FXN mRNA at 24 hours post dose. Individual patient responses to single doses of DT-216 ranging from 100-600 mg resulted in an increase in FXN mRNA at 24 hours ranging from 1.24 to 2.62-fold. A relationship between plasma exposure and treatment effect was observed in PBMCs (Figure 6).

Figure 5: Greater than two-fold increase in FXN mRNA in PBMCs in cohort with highest response

Figure 5. Post-splice FXN mRNA was measured using intron spanning RT-qPCR to detect post-spliced mature mRNA in FA patients at baseline, 24 hours and 48 hours after dosing with DT-216. Pharmacodynamic data from Cohort 4 (200 mg) excluded from analysis due to third-party issues with sample handling. Exploratory statistical analyses were conducted using an ANCOVA model which includes a main effect for the treatment group and the baseline delta Ct as a covariate and compares each active treatment group against the pooled placebo group. The reported p values are based on parametric statistical analysis methods. Non-parametric analyses gave similar results. Bars represent standard error of the mean.

Figure 6: Positive correlation between DT-216 exposure and FXN mRNA response in PBMCs

FXN mRNA fold change at 24 hours vs DT-216 plasma PK (AUC_{0-24h})

FXN mRNA Fold Change at 24 Hours
3
2
1
0
0
5000
10000
15000
20000
Plasma DT-216 AUC0-24h

FXN mRNA fold change at 24hr vs DT-216 plasma PK slope is significantly positive, nominal $p < 0.0001$; Linear regression with best-fit line

Figure 6: Post-splice FXN mRNA measured using intron spanning RT-qPCR to detect post-spliced mRNA in FA patients at baseline and after DT-216 dosing. Pharmacodynamic data from Cohort 4 (200 mg) excluded from analysis due to third-party issues with sample handling.

As expected with short-term plasma exposure, there was no observed increase in FXN protein from baseline in PBMCs from patients treated with a single dose of DT-216 or placebo. Ex vivo DT-216 treatment for 60 hours of PBMCs isolated pre-treatment from patients enrolled in this trial elicited a doubling of FXN protein levels, showing that, with sufficient duration of exposure to DT-216, an increase in FXN mRNA naturally translated to an increase in FXN protein.

Design is evaluating DT-216 in an ongoing MAD Phase 1 clinical trial designed to evaluate the safety, tolerability, PK, biodistribution and PD effects of three weekly doses of DT-216 in adult patients with FA. Design plans to dose at least three cohorts and expects to report initial data from the MAD trial in mid-2023 with final data expected by year-end.

Fuchs Endothelial Corneal Dystrophy (FECD)

Disease Overview, Prevalence and Current Treatment Landscape

FECD is a genetic eye disease characterized by bilateral degeneration of corneal endothelial cells (CECs) and progressive loss of vision. Typically, the disease manifests after age 40 and can be detected through routine eye exam. As individuals age, CECs become dysfunctional and degenerate and eventually fluid accumulates in the cornea (corneal edema). As disease progresses, FECD leads to reduced visual acuity, reduced contrast sensitivity, glare, and can eventually lead to corneal blindness. Other symptoms include pain and grittiness in the eye.

This genetic eye disease affects millions of people worldwide. Over 70% of FECD cases are caused by cytosine-thymine-guanine (CTG) nucleotide repeat expansions in the TCF4 gene, which is transcribed into pathogenic TCF4 RNA that forms nuclear foci and sequesters splicing proteins, leading to transcript mis-splicing (spliceopathy) and loss of CECs. CECs harbor the longest known TCF4 repeat expansions in the body, potentially explaining why the cornea is the only affected tissue. There is currently no effective therapeutic intervention that addresses the root cause of the disease. Various modalities of keratoplasty, including corneal transplantation, constitute the only treatment option to correct advanced FECD.

Our Approach

Our FECD program leverages our expertise in designing GeneTAC™ small molecules to address the underlying cause of the disease. FECD GeneTAC™ molecules we designed have been shown to markedly reduce nuclear foci and improve spliceopathy in FECD CEC cultures derived from the corneal tissue of donors who ultimately underwent corneal transplant.

In December 2022, we nominated DT-168 as a development candidate for FECD. DT-168 is a GeneTAC™ small molecule designed to target the CTG repeats in the TCF4 gene and selectively block transcription of the expansion-containing allele. DT-168 is currently the only therapeutic development program designed to address the genetic root cause of FECD while benefiting from the favorable development advantages of small molecules, including that it is designed to be applied as an eye drop. We are currently conducting IND-enabling studies to support continued development of DT-168.

Preclinical Data

In preclinical studies in FECD patient CECs that contained toxic nuclear TCF4 RNA, we observed reduction of pathogenic nuclear foci following exposure to our FECD GeneTACTM molecules. As illustrated in Figure 7, we observed a reduction in CTG nuclear foci in FECD patient CECs exposed to our FECD GeneTACTM molecules as determined through a fluorescence in situ hybridization imaging and analysis. This reduction was seen within several days after exposure to our FECD GeneTACTM molecules at therapeutically relevant concentrations (IC50<10 nM).

With suppression of the mutant TCF4 transcription, reduction of formation of pathogenic nuclear foci and release of splicing proteins, the FECD GeneTACTM molecules corrected aberrant splicing, thus allowing restoration of normal mRNA processing. As illustrated in Figure 8, FECD GeneTACTM molecules reduced the abnormal MBNL1 RNA levels to that seen in healthy CECs at therapeutically relevant concentrations in CECs from multiple FECD patients.

We formulated DT-168 as an eye drop and showed that it was well-tolerated following 2 weeks of topical ocular dosing in rabbits and distributed throughout the cornea.

The findings to date support further development of DT-168 as a potential disease-modifying therapy. We plan to submit an IND for DT-168 in the second half of 2023.

Figure 7: FECD GeneTACTM molecules reduced pathogenic TCF4 foci in CECs isolated from patients with FECD

Figure 8: GeneTACTM molecules corrected aberrant splicing events in CECs isolated from patients with FECD

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

DM1 is caused by a mutation that leads to an increased number of CTG triplet repeats found in the 3’ non-coding region of the DMPK gene (Figure 9). The number of repeats ranges from up to approximately 35 in healthy individuals to many thousands in DM1 patients. When transcribed, the higher-than-normal number of triplet repeats in terminal end of the mutant DMPK allele form pre-mRNAs with large CUG hairpin loops that remain entrapped in the nucleus and form clumps also called foci. Specifically, mutant DMPK pre-mRNA sequesters a critical CUG-binding protein, muscle blind-like protein 1 (MBNL1), which leads to the formation of pathogenic nuclear foci and inhibits the ability of MBNL1 in processing many pre-mRNAs. As a result, multiple pre-mRNAs that encode key proteins are mis-spliced. This mis-splicing in the nucleus results in the translation of atypical proteins, which ultimately cause the clinical presentation of DM1. When levels of mutant DMPK mRNA containing higher numbers of CUG repeats are reduced, nuclear foci are diminished and MBNL1 proteins are freed to function normally. This disease process is illustrated below:

Figure 9: DM1: Genetic basis and clinical presentation

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

In preclinical studies in DM1 patient cells that contained toxic nuclear DMPK RNA, we observed reduction of nuclear foci following exposure to our DM1 GeneTACTM molecules. When toxic nuclear DMPK levels are reduced, the nuclear foci are diminished, releasing splicing proteins, allowing restoration of normal mRNA processing, and potentially stopping or reversing disease progression. As illustrated in Figure 10, we observed a reduction in CUG nuclear foci in DM1 patient cells exposed to our DM1 GeneTACTM molecules as determined through a fluorescence in situ hybridization imaging and analysis. This reduction was seen within several days after exposure to our DM1 GeneTACTM molecules. The reduced CUG nuclear foci are indicated by the reduction in green punctate staining.

Figure 10: Decrease in CUG nuclear foci in DM1 patient cells exposed to DM1 GeneTACTM molecules

Nuclei
Foci
Merge
Untreated
DM1 GeneTAC™
molecule treated
30 µm

In preclinical studies in cells from multiple DM1 patients, we observed a reduction in the number of observable CUG nuclear foci after exposure to our DM1 GeneTACTM molecule. As seen in Figure 11, after exposing DM1 Patient 1 and 2 cells to our DM1 GeneTACTM molecules, we observed an increase in the percentage of cells with no observable CUG nuclear foci to over 92%, similar to healthy cells.

Figure 11: CUG nuclear foci in cells from multiple DM1 patients

Figure 12: Percent splicing correction for MBNL1 exon 7 inclusion in DM1 patient fibroblasts

DM1 GeneTACTM molecules corrected splicing defects in MBNL-1 transcript in DM1 myoblasts and restored the splicing levels to >90% of that seen in healthy human skeletal myoblasts (Figure 12). We plan to continue evaluating the properties of our DM1 GeneTACTM molecules in both in vivo and in vitro preclinical studies. We expect to complete IND-enabling studies and submit an IND in 2024.

Discovery Programs

We are also advancing our GeneTACTM portfolio in other serious nucleotide repeat expansion-driven monogenic diseases, such as fragile X syndrome, spinocerebellar ataxias, Huntington disease, spinobulbar muscular atrophy and C9orf72-amyotrophic lateral sclerosis/frontotemporal dementia as outlined in the table below. Many of these monogenic diseases have overlapping triplet repeat expansions, including CTG repeats that cause DM1, allowing for the accumulating knowledge on how to design novel molecules to be applied across multiple diseases, also caused by CTG and CAG repeat expansions. Additionally, our medicinal chemistry experiences with GeneTACTM molecules allow us to more rapidly design GeneTACTM molecules for additional indications.

Figure 13: Potential broad applicability of GeneTACTM molecules across multiple indications

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

Friedreich Ataxia. On February 28, 2023, Reata Pharmaceuticals announced that the FDA approved omaveloxolone, a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older. We are also aware of a number of companies with active clinical stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, and (iv) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor. In addition, several companies have stated that they have gene therapy programs for FA including Lacerta Therapeutics, Novartis, Pfizer, PTC Therapeutics, Solid Biosciences, StrideBio, and Voyager Therapeutics.

Fuchs Endothelial Corneal Dystrophy. We are aware of a number of companies with active clinical stage FECD programs including (i) Aurion Biotech evaluating Vyznova, expanded donor cells for transplant, (ii) Emmecell evaluating donor cornea endothelial cells delivered through magnetic nanoparticles injected into the anterior chamber, (iii) Kowa Pharmaceutical evaluating Ripasudil, a Rho-kinase inhibitor, for use in conjunction with corneal surgery, (iv) Santen Pharmaceutical evaluating STN1010904, an mTOR inhibitor, and (v) Trefoil Therapeutics evaluating TTHX1114, an engineered FGF1 delivered via intracameral injection, for use in conjunction with corneal surgery.

Myotonic Dystrophy Type-1. We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) small molecules interacting with RNA under evaluation by Anima Biotech, (iii) anti-miRNA oligonucleotides under evaluation by Arthex Biotech, (iv) Astellas Pharma evaluating an AAV-antisense candidate, (v) Avidity Biosciences evaluating an antibody linked siRNA, (vi) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (vii) Entrada Therapeutics evaluating a peptide conjugated oligonucleotide, (viii) an AAV-based RNA degrading gene therapy by Enzerna Biosciences, (ix) small molecules interacting with RNA under evaluation by Expansion Therapeutics, (x) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (xi) an RNA-targeting AAV-based gene therapy by Locanabio, (xii) PepGen evaluating a peptide conjugated antisense oligonucleotide, and (xiii) gene editing treatments by Vertex Pharmaceuticals.

Other Nucleotide Repeat Expansion Driven Diseases. There are currently no approved therapies targeting the underlying cause of other inherited nucleotide repeat expansion diseases where we believe GeneTACTM molecules could have applicability, including fragile X syndrome, spinocerebellar ataxias, Huntington disease, spinobulbar muscular atrophy and C9orf72-amyotrophic lateral sclerosis/frontotemporal dementia, among others.

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

In consideration for the rights granted to us under the WARF License Agreement, we paid WARF an upfront licensing fee of $250,000 and a milestone fee of $125,000 following the submission of our IND for DT-216. We are also required to pay WARF up to an aggregate of $17.5 million upon the achievement of certain development and commercial sales milestones. Each such milestone payment is payable once for each licensed product for which the milestone is achieved, except for the two milestones relating to IND submission and human proof of concept study, which are payable only for the first licensed product for which such milestones are achieved (and not for subsequent licensed products). In addition, we are required to pay WARF, on a licensed product-by-licensed product and country-by-country basis, upon first commercial product sale, a fixed royalty of a low single digit percentage on sales of licensed products by us and/or by our sublicensees, subject to certain reductions and a minimum total annual royalty payment of $100,000. Our royalty obligation will terminate on the date of expiration of the last-to-expire of the licensed patents in the relevant country. We are also obligated to pay WARF sublicense fees in the mid-single digits percentage for funding or royalties earned from the granting of sublicenses to the WARF patents and know-how. We are required to reimburse WARF for all costs associated with filing, prosecuting and maintaining the licensed patents prior to and after the effective date of the WARF License Agreement.

The WARF License Agreement will continue until the earliest of (i) the date of early termination in accordance with the agreement, (ii) expiration of the licensed patents in all countries, or (iii) our cessation, once begun, of royalty payments for more than two years. The WARF License Agreement may be terminated by us upon 90 days’ written notice, provided we include a statement of reasons for termination. WARF may terminate the WARF License Agreement (a) upon written notice if our cumulative earned royalties paid to WARF does not exceed $0.1 million on or before December 31, 2031, (b) if we fail to make timely payments, fail to timely provide development reports or provide any false information with respect thereto, fail to actively pursue the development plan, or commit any breach of any other covenant, representation or warranty under the WARF License Agreement, in each case, without curing such failure or breach within 90 days after written notice thereof, (c) if we commit any act of bankruptcy or become insolvent, or (d) immediately if we or our sublicensee(s) offer any rights to the licensed patents to our or our sublicensees’ creditors. As of December 31, 2022, the licensed patents include one issued U.S. patent that is projected to expire on or around March 29, 2037, not including any patent term adjustments and extensions. The license also includes seven pending patent applications in the United States, Europe, Canada, and Australia. Any patents that issue from these patent applications have projected expiration dates from 2037 through 2039, not including any patent term adjustments and extensions that may be available.

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

As of December 31, 2022, we own 19 pending U.S. patent applications, eight pending European patent applications, two pending patent applications in Argentina, two pending patent applications in Taiwan, a pending patent application in Canada, China, and Japan, respectively, and three pending Patent Cooperation Treaty applications, which, if issued (or in case of provisional applications, if issued from future non-provisional applications that we file), are expected to expire between 2039 and 2043, not including any patent term adjustments and extensions that may be available. In addition, we acquired an exclusive license from WARF under one issued U.S. patent, three pending U.S. patent applications, one pending European patent application, two pending Canadian patent applications and one pending Australian patent application, with the issued patent expected to expire in 2037 and the other patents, if issued, are expected to expire between 2037 and 2039, not including any patent term adjustments and extensions that may be available. These patents cover our proprietary GeneTACTM Platform technology that is used in our FA program, DM1 program and other therapeutic programs directed to genetic diseases that are further discussed below.

For our FA program, as of December 31, 2022, we own or hold an exclusive, worldwide license from WARF. In particular, we have licensed from WARF an issued U.S. patent, a pending U.S. patent application, and a pending patent application in Europe and Canada, respectively, directed to compounds and methods for modulating frataxin expression and treatment of FA. The U.S. patent and any patents issued from these pending patent applications are projected to expire on or around March 29, 2037, not including any patent term adjustments and extensions. We also license from WARF one pending U.S. patent application and two pending patent applications in Australia and Canada directed to methods and other compounds for treatment of FA. Any patents that eventually issue from this patent application are projected to expire on or around October 22, 2039, not including any patent term adjustments and extensions that may be available. Additionally, we own nine pending U.S. patent applications, two pending patent applications in Europe, Argentina and Taiwan, respectively, a pending patent application in Canada, China, and Japan, respectively, and a pending Patent Cooperation Treaty application directed to other compositions of matter and methods for the treatment of FA. Any patents that eventually issue from these patent applications are projected to expire in the 2039-2043 timeframe, not including any patent term adjustments and extensions that may be available.

For our FECD program, as of December 31, 2022, we own three U.S. patent applications, a pending patent application in Europe, and a pending Patent Cooperation Treaty application directed to compositions of matter and methods for the treatment of FECD. Any patents issuing from these patent applications are projected to expire in 2043, not including any patent term adjustments and extensions that may be available.

For our DM1 program, as of December 31, 2022, two of our pending U.S. patent applications, one pending patent application in Europe, and one pending Patent Cooperation Treaty application are directed to compositions of matter and methods for the treatment of DM1. Any patents issuing from patent applications in these families are projected to expire in the 2039-2043 timeframe, not including any patent term adjustments and extensions that may be available.

As of December 31, 2022, nine of our pending U.S. patent applications, seven of our pending patent applications in Europe and a pending Patent Cooperation Treaty application are directed to our therapeutic programs related to other genetic diseases (including, but not limited to, fragile X syndrome, spinocerebellar ataxias, Huntington disease, spinobulbar muscular atrophy, and C9orf72-amyotrophic lateral sclerosis/frontotemporal dementia) and the development of potential disease-modifying compounds. These therapeutic programs and the development of potential disease-modifying compounds utilize our GeneTACTM Platform technology and any patents that issue from these patent applications are projected to expire in the 2039-2043 timeframe not including any patent term adjustments or extensions. We also license from WARF a pending U.S. patent application that, if issued, is projected to expire on or around March 29, 2038, not including any patent term adjustments or extensions. These patent applications cover compositions of matter and methods of treating the related genetic diseases under our therapeutic programs, including the use of transcription modulator molecules that contain a DNA-binding moiety capable of specifically binding to certain nucleotide repeat sequences that are implicated in the applicable genetic disease. In addition to patent protection, we rely on trade secret protection, trademark protection and know-how to expand our proprietary position around our chemistry, technology and other discoveries and inventions that we consider important to our business. We are a party to the WARF License Agreement, described in more detail above, under which we are granted intellectual property rights to know-how that are important to our business.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

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

Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.

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

Data Privacy and Security

We may also be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and regulations implemented thereunder, imposes obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” and covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (HHS), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California recently enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered businesses to provide new disclosure to consumers about such business’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters on November 3, 2020 and went into effect on January 1, 2023. The CPRA modifies significantly the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Both the CCPA and CPRA could impact our business activities depending on how they are interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

We also are or will become subject to applicable privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, if we conduct EU-based clinical trials, we will be subject to Regulation (EU) 2016/679, the General Data Protection Regulation (GDPR) in relation to our collection, control, processing and other use of personal data of EU-based data subjects (i.e. data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area (EEA), including the health and medical data of these participants. The GDPR is directly applicable in each EU and EEA Member State, however, it provides that EU and EEA Member States may introduce further conditions, including limitations which could limit our ability to collect, control, process and otherwise use and share personal data (including health and medical data), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing activities and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to EU rules with respect to cross-border transfers of personal data out of the EU and EEA. Although there are currently various mechanisms that may be used to transfer personal data from the EEA to the United States in compliance with law, such as the EU's standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are established or otherwise subject to the GDPR, and we maintain an office in Switzerland, which has its own set of stringent privacy and data protection laws and regulations. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

Further, the United Kingdom (UK)’s withdrawal from the EU and the EEA has created uncertainty with regard to data protection regulation in the UK. Specifically, while the Data Protection Act of 2018, which implements and complements the GDPR in the UK, it is uncertain how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. On June 28, 2021, the European Commission adopted an adequacy decision permitting flows of personal data between the EU and the UK to continue without additional requirements. The UK Government also adopted a reciprocal adequacy decision in respect of EEA member states permitting flows of personal data from the UK to the EEA. However, the European Commission’s UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision and remains under review by the European Commission during this period.

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

There have been executive judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional challenges or additional healthcare reform measures of the Biden administration will impact the ACA or our business.

Other legislative changes have also been proposed and adopted in the United States since the Healthcare Reform Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, additional federal regulations, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

We anticipate that these new laws will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Additionally, health reform initiatives may arise in the future.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 58 employees, all of whom were full-time, and 23 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 132 full-time equivalents as of December 31, 2022.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program and our other development programs, early clinical development for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. In March 2022, we completed dosing in the first cohort for the single-ascending dose (SAD) Phase 1 clinical trial of DT-216, our lead FA GeneTACTM product candidate. We announced initial data from our SAD Phase 1 clinical trial in December 2022. We have initiated patient dosing in the ongoing multiple-ascending dose (MAD) Phase 1 clinical trial of DT-216. All other product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $63.3 million and $35.5 million for the years ended December 31, 2022 and 2021, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2022, we had $330.4 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from the ongoing military conflict initiated by Russia against Ukraine and actions taken by the U.S. and other governments in response, global supply chain and labor shortage challenges, inflation, high interest rates, COVID-19 or other health epidemic or pandemic, or as a result of macroeconomic factors; and
•
the cost associated with commercialization activities for any of our product candidates, if approved.

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impact of geopolitical events, health epidemics or pandemics and other macroeconomic factors on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing military conflict initiated by Russia against Ukraine and actions taken by the U.S. and other governments in response, global supply chain and labor shortage challenges, inflation, high interest rates, COVID-19 or other health epidemic or pandemic, or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and we have only one product candidate in clinical development, with all other research programs still in the preclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. Our lead FA GeneTACTM product candidate, DT-216, entered into a Phase 1 clinical trial in March 2022, the first clinical trial for one of our product candidates and we have also initiated patient dosing in the ongoing MAD Phase 1 clinical trial of DT-216. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our ongoing and planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our FA, FECD and DM1 GeneTACTM candidates, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical, nonclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In particular, while we have conducted preclinical studies of DT-216 and have released initial clinical data from our SAD Phase 1 clinical trial on December 7, 2022, we are still evaluating how DT-216 will perform throughout the MAD study portion of our Phase 1 clinical program or in future clinical trials or whether adverse events will arise over time. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

In addition, our ongoing and planned clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. We may also experience enrollment challenges if patients that would otherwise enroll in our trial choose not to do so, or are not eligible to do so, as a result of treatment with another drug. For example, Reata Pharmaceuticals announced on February 28, 2023 that the FDA approved omaveloxolone for the treatment of FA in adults and adolescents aged 16 years and older. The approval of omaveloxolone may impact future enrollment of our planned clinical trials. FA patients receiving omaveloxolone may be ineligible to enroll in a clinical trial for DT-216 or may choose not to do so due to the availability of an approved product. Furthermore, some patients enrolled in our clinical trials may be receiving omaveloxolone and we cannot predict the impact of potential drug interactions on trial results. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing or planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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
•
impact of geopolitical events or a public health crisis on our ability to produce our product candidates and conduct clinical trials in foreign countries;
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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt ongoing or planned clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our ongoing or planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in December 2022, we reported initial data from the SAD clinical trial for our lead product candidate. Initial safety results from Cohorts 1-5 showed that DT-216 was generally well-tolerated after a single dose of DT-216, but three patients on DT-216 had injection site thrombophlebitis that were mild or moderate and resolved without treatment.

If unacceptable side effects, such as severe injection site reactions associated intravenous administration (including injection site thrombophlebitis), arise in the development of our product candidates, we, the FDA or comparable foreign regulatory authorities, the IRBs at the institutions in which our studies are conducted, or the DSMB (or applicable safety oversight committee) could recommend a protocol amendment, suspend or terminate our clinical trials or the FDA or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

A health epidemic or pandemic could adversely impact our business and affect our operations, as well as the business or operations of our manufacturers or other third parties with whom we conduct business.

Our business could be adversely affected by the effects of health epidemics or pandemics in regions where we have business operations, and could cause significant disruption in the operations of third parties upon whom we rely including our suppliers, CROs and other contract service providers. Measures imposed by governments in affected regions may impact commercial activities and businesses in an effort to reduce the spread of the disease. We may experience disruptions that could severely impact our business and clinical trials, including:

•
delays or difficulties in enrolling and retaining patients in our clinical trials, particularly subjects who are at a higher risk of severe illness or death;
•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•
delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
•
difficulties interpreting data from our clinical trials due to the possible effects of the infectious disease on patients;
•
changes in local regulations as part of a response to the public health crisis which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•
interruptions, difficulties or delays arising in our existing operations;
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
•
risks relating to potential disruptions of our contracted manufacturing operations as a result of any potential shut downs or other restrictions in operations due to impact from the public health crisis;
•
changes in regulations as part of a response to the epidemic or pandemic which may require us to change the ways in which our clinical trials are to be conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel;
•
risk that participants enrolled in our clinical trials will acquire an infectious disease while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and
•
refusal of the FDA to accept data from clinical trials in affected geographies outside of their respective jurisdictions.

These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

In addition, to the extent a health epidemic or pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

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

Any Breakthrough Therapy designation that we may receive from the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

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

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of repeat expansion driven diseases, including FA, FECD and DM1. Our competitors include larger and better funded pharmaceutical, specialty pharmaceutical and biotechnology companies. Moreover, we may also compete with universities, governmental agencies and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

On February 28, 2023, Reata Pharmaceuticals announced that the FDA approved omaveloxolone a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older. We are also aware of a number of companies with active clinical stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, and (iv) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor. In addition, several companies have stated that they have gene therapy programs for FA including Lacerta Therapeutics, Novartis, Pfizer, PTC Therapeutics, Solid Biosciences, StrideBio, and Voyager Therapeutics.

We are aware of a number of companies with active clinical stage FECD programs including (i) Aurion Biotech evaluating Vyznova, expanded donor cells for transplant, (ii) Emmecell evaluating donor cornea endothelial cells delivered through magnetic nanoparticles injected into the anterior chamber, (iii) Kowa Pharmaceutical evaluating Ripasudil, a Rho-kinase inhibitor, for use in conjunction with corneal surgery, (iv) Santen Pharmaceutical evaluating STN1010904, an mTOR inhibitor, and (v) Trefoil Therapeutics evaluating TTHX1114, an engineered FGF1 delivered via intracameral injection, for use in conjunction with corneal surgery.

We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) small molecules interacting with RNA under evaluation by Anima Biotech, (iii) anti-miRNA oligonucleotides under evaluation by Arthex Biotech, (iv) Astellas Pharma evaluating an AAV-antisense candidate, (v) Avidity Biosciences evaluating an antibody linked siRNA, (vi) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (vii) Entrada Therapeutics evaluating a peptide conjugated oligonucleotide, (viii) an AAV-based RNA degrading gene therapy by Enzerna Biosciences, (ix) small molecules interacting with RNA under evaluation by Expansion Therapeutics, (x) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (xi) an RNA-targeting AAV-based gene therapy by Locanabio, (xii) PepGen evaluating a peptide conjugated antisense oligonucleotide, and (xiii) gene editing treatments by Vertex Pharmaceuticals.

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

Separately, in response to the global COVID-19 pandemic, the FDA and regulatory authorities outside the United States adopted restrictions or other policy measures that diverted resources and delayed their attention to routine submissions. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities, provide services in a timely manner or perform as contractually required. These risks may be heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of COVID-19 or other infectious disease, including quarantines and shelter-in-place orders, which have adversely impacted the supply chain for many research and clinical supplies, including animals for preclinical testing. In addition, demand for CROs and their resources and services has increased in recent years, which has impacted performance timelines. Furthermore, there are shortages in the supply of materials and animal availability for preclinical testing, which are required to conduct preclinical studies. This has led us to experience increased competition for CRO services, including, without limitation, scheduling preclinical studies and delays in study reporting, which could impact development timelines. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to global supply chain challenges, geopolitical events impacting trade with global partners, labor shortages, or the resurgence of COVID-19 or other health epidemic or pandemic, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third- party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that the product produced is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or in-license agreements or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, or if there are materially adverse impacts on our or the counterparty’s operations resulting from global supply chain challenges, labor shortages or a resurgence of COVID-19 or health epidemic or pandemic, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement.

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

As of December 31, 2022, we had 58 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 132 full-time equivalents as of December 31, 2022. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

As of December 31, 2022, we had $54.8 million of U.S. federal NOLs and $10.6 million of state NOLs. U.S. federal NOL carryforwards totaling $0.1 million will begin to expire in 2037 unless previously utilized, and U.S. federal NOL carryforwards of $54.7 million generated after 2017 can be carried forward indefinitely under current law but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $10.2 million will begin to expire in 2037, unless previously utilized. As of December 31, 2022, we also had aggregate U.S. federal and state research and development (R&D) credits of approximately $3.1 million and $1.4 million, respectively. U.S. federal R&D credits carryforwards begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. However, it is possible that the Affordable Care Act will be subject to additional judicial or Congressional challenges in the future. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Reduction Act) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the Inflation Reduction Act will, among other things, (i) direct HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the Inflation Reduction Act will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business impacts.

In the ordinary course of business, we and our collaborators and third-party providers may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, such as proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive information by us and on our behalf. In the United States, federal, state, and local laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data and could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act of 2018 (CCPA) imposes obligations on covered businesses. These obligations include, without limitation, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, expands the CCPA, including by establishing a new California Privacy Protection Agency to implement and enforce the CPRA. At this time, we do not believe we are subject to the CCPA, as amended, but should we expand our operations in California, the CCPA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions. Other states have also enacted data privacy laws, including Virginia, Colorado, Utah, and Connecticut, all of which differ from the CPRA and become effective in 2023. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union's General Data Protection Regulation (EU GDPR) and the United Kingdom's GDPR (UK GDPR) impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area (EEA) and the United Kingdom (UK). For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines up to 20 million Euros or 4% of the annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The UK GDPR is independent from, but at present materially aligned with, the EU GDPR, which together with the UK Data Protection Act of 2018, covers the processing of personal information of individuals in the UK. Non-compliance with the UK GDPR may result in substantially similar adverse consequence to those in relation to the EU GDPR, including monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EEA or in other foreign jurisdictions). Although there are currently various mechanisms that may be used to transfer personal data from the EU and UK to the United States in compliance with law, such as the EU and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the GDPR and the CCPA, require customers to impose specific contractual restrictions on their service providers. We may also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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
•
whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries; and/or
•
whether we may experience patent office interruption or delays to our ability to timely secure patent coverage to our product candidates as a result of factors outside our control.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

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
•
collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
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
•
a resurgence of COVID-19 or other health epidemic or pandemic and actions taken to slow its spread; and
•
any other factors discussed in this report.

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

Our information technology systems or sensitive data, or those of our third-party CROs or other contractors or consultants, may fail or suffer security incidents, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates' development programs, compromise sensitive data related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we or our third-party CROs or other contractors or consultants acting on our behalf may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information, health-related data, and personal data). We also have outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our proprietary, confidential, and sensitive data. We share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and our third-party CROs or other contractors or consultants, may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

While we have implemented measures designed to protect against security incidents, our security measures may in the future not be sufficient to prevent security incidents. We have no control over the security measures of third parties with whom we share or receive sensitive data. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience, delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 12,370 square feet of laboratory and office space in Carlsbad, California, pursuant to a lease agreement, with a related party, that commenced in September 2021 and expires in August 2027. Additionally, we lease approximately 4,900 square feet of additional office space in the same building, pursuant to a lease amendment, with a related party, that commenced in June 2022 and expires in August 2027. We believe that these facilities will meet our current and near term needs and that suitable additional space will be available as and when needed.

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

Holders of Common Stock

As of March 9, 2023, there were 55,943,314 shares of common stock issued and held by approximately 15 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investments securities, primarily in money market funds invested in U.S. government agency securities and U.S. treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021. As of December 31, 2022, we had used approximately $50.0 million of the net proceeds received from our initial public offering to support our operations.

Issuer Purchases of Equity Securities

None.

Sale of Unregistered Securities

None.

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

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTACTM molecules. At doses that were observed to be well tolerated in rodents and non-human primates, FA GeneTACTM molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTACTM development candidate (DT-216) was cleared by the U.S. Food and Drug Administration (FDA). Additionally, the FDA has granted Fast Track designation to DT-216 for the treatment of patients with FA. In March 2022, we completed dosing in the first cohort for the single-ascending dose (SAD) Phase 1 clinical trial of DT-216. In December 2022, we reported positive initial data from the SAD clinical trial showing that DT-216 was generally well-tolerated and able to overcome the FXN transcription impairment that causes FA, with a greater than two-fold increase in FXN mRNA in the cohort with the highest response. These data support the continued advancement of DT-216 in the ongoing multiple-ascending dose Phase 1 clinical trial of DT-216 and the anticipated Phase 2 clinical trial in FA patients, which is expected to begin in the second half of 2023.

In December 2022, we nominated our second GeneTACTM development candidate (DT-168), an eye drop for the treatment of FECD. When tested in vitro in FECD patient-derived corneal endothelial cells, our FECD GeneTACTM molecules led to robust reductions in the pathogenic nuclear RNA foci and corrected key mis-spliced transcripts to levels observed in control corneal endothelial cells from unaffected donors. DT-168 was well tolerated and distribution of DT-168 was observed in and through the cornea in animal models after administration via eye drop. We believe these preclinical data support the potential of our novel GeneTACTM small molecules to correct the most common underlying genetic cause of FECD, and we plan to advance this research program through additional preclinical studies and submit an IND for DT-168 in the second half of 2023.

Our third program based on the GeneTACTM platform is DM1. Multiple DM1 GeneTACTM molecules elicited robust reduction of nuclear foci and correction of splicing defects in DM1 patient muscle cells. Preclinical in vivo studies demonstrated distribution of DM1 GeneTACTM molecules to key target tissues including skeletal muscle and heart, achieving tissue concentrations of intact DM1 GeneTACTM molecule that reduced pathogenic nuclear foci to normal levels in our in vitro experiments. We expect to complete IND-enabling studies and submit an IND in 2024.

To date, we have incurred net losses and negative cash flows from operations since our inception and as of December 31, 2022, had an accumulated deficit of $110.8 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

We have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant revenue and the issuance of convertible notes and debt. In March 2021, we completed our initial public offering in which we sold 13,800,000 shares of our common stock at $20.00 per share and received net proceeds, after underwriting discount and offering costs, of $254.3 million. In January 2021, we issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net proceeds of approximately $124.7 million. Our cash, cash equivalents and investment securities balance as of December 31, 2022, was $330.4 million.

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

•
laboratory supplies; and

•
license fees.

Indirect costs include:

•
personnel-related expenses, consisting of employee salaries, payroll taxes, bonuses, benefits and stock-based compensation charges for those individuals involved in research and development efforts; and

•
facilities expenses which include allocated expenses for amortization of right-of-use (ROU) assets, depreciation and other overhead expenses, costs for general laboratory consumables and other indirect expenses.

A significant portion of our research and development expenses have been direct costs, which we track by stage of development, preclinical or clinical. However, we do not track our internal research and development expenses on a program specific basis, because these costs are deployed across multiple projects and, as such, are not separately classified.

We expect that our research and development expenses will substantially increase for the foreseeable future as we continue the development of our FA program, FECD program, DM1 program and our other discovery programs, in particular as we advance our product candidates into clinical development. As of the date of this Annual Report, we cannot reasonably determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical programs of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Preclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

•
the impact of any business interruptions to our operations or to those of the third parties with whom we work; and

•
the extent to which we establish additional strategic collaborations or other arrangements.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our operating expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$48,613	$24,778	$23,835
General and administrative	18,980	11,053	7,927
Total operating expenses	$67,593	$35,831	$31,762

Research and Development Expenses. Research and development expenses were $48.6 million and $24.8 million for the years ended December 31, 2022 and 2021, respectively. The increase of $23.8 million in research and development expenses was due primarily to the advancement of our FA program, including clinical development costs, and additional expenses to support our early-stage programs, during the year ended December 31, 2022. In addition, we incurred higher personnel and related costs during the year ended December 31, 2022 as compared to the same period in 2021, as we expanded the number of research and development employees to support our programs. The increased personnel related costs include an additional $3.0 million of non-cash stock-based compensation costs incurred during 2022 as compared to 2021.

The following table summarizes our research and development expenses by direct and indirect costs for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
FA DT-216	$16,904	$—	$16,904
Other direct	8,583	14,683	(6,100)
Indirect	23,126	10,095	13,031
Total research and development expenses	$48,613	$24,778	$23,835

General and Administrative Expenses. General and administrative expenses were $19.0 million and $11.1 million for the years ended December 31, 2022 and 2021, respectively. The increase of $7.9 million in general and administrative expenses was primarily due to additional personnel and related costs incurred during the year ended December 31, 2022 as compared to the same period in 2021. The increased personnel related costs include an additional $3.2 million of non-cash stock-based compensation costs incurred during 2022 as compared to 2021. In addition, we incurred increased costs to operate as a public company during the year ended December 31, 2022 as compared to the same period in 2021.

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

As of December 31, 2022, we had $330.4 million of combined cash and cash equivalents and investment securities, a decrease of $53.7 million from the $384.1 million of cash and cash equivalents and investment securities at December 31, 2021. This decrease is primarily due to cash used in operations to advance our FA program as well as our early-stage programs. The decrease of $272.1 million in cash and cash equivalents for the year ended December 31, 2022 was primarily due to investment securities purchased in addition to cash used in operations. Further detail of the change in our cash and cash equivalents for the year ended December 31, 2022 and 2021 is summarized below (in thousands):

	Year Ended December 31,
	2022	2021	Change
Net cash (used in) provided by:
Operating activities	$(51,317)	$(29,377)	$(21,940)
Investing activities	(220,987)	(53,644)	(167,343)
Financing activities	235	379,211	(378,976)
Net (decrease) increase in cash and cash equivalents	$(272,069)	$296,190	$(568,259)

Operating Activities. Net cash used in operating activities was $51.3 million and $29.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in our use of cash was primarily due to the increase in net loss from $35.5 million for the year ended December 31, 2021 to $63.3 million for the year ended December 31, 2022, a $27.8 million increase. The higher net loss incurred during the 2022 period was due primarily to the advancement of our FA program as well as increased expense related to our early-stage programs, and higher personnel costs to support these activities, including $6.2 million of increased non-cash stock-based compensation.

Investing Activities. Net cash used in investing activities was $221.0 million and $53.6 million for the years ended December 31, 2022 and 2021, respectively. The increase in cash used in investing activities was primarily due to increased purchases of investment securities during the year ended December 31, 2022, as compared to the same period in 2021. We have classified our investments securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities was $0.2 million for the year ended December 31, 2022 from the proceeds received from employee stock option exercises and issuance of common stock through our employee stock purchase plan, partially offset by the payment of deferred issuance costs. Net cash provided by financing activities was $379.2 million for the year ended December 31, 2021, from the $254.3 million of net proceeds received from our initial public offering in March 2021 and the $124.7 million of net proceeds received from the closing of our Series B convertible preferred stock financing in January 2021.

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

112

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

•
the costs associated with expanding our facilities or building out our additional laboratory space;

•
the effects of the recent disruptions to and volatility in the credit and financial markets as a result of macroeconomic factors; and

•
the cost associated with commercialization activities for any of our current or future product candidates, if approved.

Until such time, if ever, as we can generate substantial revenues from product sales to support our cost structure, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts, high inflation, global supply chain challenges, and the effects of a resurgence of COVID-19 or other health epidemic or pandemic. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

113

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

For the year ended December 31, 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an IND in the U.S. and will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the years ended December 31, 2022 and 2021, respectively.

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

114

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements as of each balance sheet date, we are required to estimate our accrued expenses resulting from obligations under contracts with third-party vendors, contract research organizations (CROs) and consultants, in connection with research and development activities and conducting clinical trials. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. The accruals are dependent upon accurate reporting by CROs and other third-party vendors. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities and clinical trials for which we have not yet been invoiced. Since our inception, we have not experienced any material differences between accrued or prepaid costs and actual costs.

We base our expenses related to research and development and clinical trial activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct these activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

115

Recent Accounting Pronouncements

See Item 8 of Part II, “Notes to Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company," we are not required to provide the information otherwise required by this item.

116

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Design Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Design Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Diego, California

March 14, 2023

Design Therapeutics, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$26,500	$298,569
Investment securities	303,887	85,495
Prepaid expenses and other current assets	4,732	1,371
Total current assets	335,119	385,435
Property and equipment, net	1,947	1,508
Right-of-use asset, related party	3,612	3,614
Other assets	459	—
Total assets	$341,137	$390,557
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,025	$1,620
Accrued expenses and other current liabilities (including related party amounts of $640 and $504, respectively)	7,751	3,663
Total current liabilities	10,776	5,283
Operating lease liability, net, related party	3,051	3,144
Total liabilities	13,827	8,427
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.0001 par value; 200,000,000 shares authorized, 55,943,314 and 55,681,752 shares issued, and 55,895,596 and 55,441,926 shares outstanding at December 31, 2022 and 2021, respectively	6	6
Additional paid-in capital	441,424	429,824
Accumulated deficit	(110,764)	(47,456)
Accumulated other comprehensive loss	(3,356)	(244)
Total stockholders' equity	327,310	382,130
Total liabilities and stockholders' equity	$341,137	$390,557

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development (including related party amounts of $960 and $405, respectively)	48,613	24,778
General and administrative (including related party amounts of $530 and $328, respectively)	18,980	11,053
Total operating expenses	67,593	35,831
Loss from operations	(67,593)	(35,831)
Other income, net	4,285	298
Net loss	$(63,308)	$(35,533)

Net loss per share, basic and diluted	$(1.14)	$(0.77)
Weighted-average shares of common stock outstanding, basic and diluted	55,707,517	45,936,235

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Net loss	$(63,308)	$(35,533)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(3,112)	(400)
Comprehensive loss	$(66,420)	$(35,933)

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

						Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2020	22,012,499	$45,356	15,957,821	$1	$451	$156	$(11,923)	$(11,315)
Issuance of Series B convertible preferred stock, net of $288 of issuance costs	19,083,979	124,712	—	—	—	—	—	—
Preferred stock converted into shares of common stock	(41,096,478)	(170,068)	25,212,548	4	170,064	—	—	170,068
Initial public offering of common shares, net of $21,728 of issuance costs	—	—	13,800,000	1	254,270	—	—	254,271
Exercises of stock options and vesting of restricted stock	—	—	460,101	—	156	—	—	156
Issuance of common stock under employe stock purchase plan	—	—	11,456	—	194	—	—	194
Stock-based compensation	—	—	—	—	4,689	—	—	4,689
Unrealized loss on investments	—	—	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	—	—	(35,533)	(35,533)
Balance at December 31, 2021	—	$—	55,441,926	$6	$429,824	$(244)	$(47,456)	$382,130
Exercises of stock options and vesting of restricted stock	—	—	418,236	—	336	—	—	336
Issuance of common stock under employee stock purchase plan	—	—	35,434	—	339	—	—	339
Stock-based compensation	—	—	—	—	10,925	—	—	10,925
Unrealized loss on investments	—	—	—	—	—	(3,112)	—	(3,112)
Net loss	—	—	—	—	—	—	(63,308)	(63,308)
Balance at December 31, 2022	—	$—	55,895,596	$6	$441,424	$(3,356)	$(110,764)	$327,310

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(63,308)	$(35,533)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	406	129
Stock-based compensation	10,925	4,689
Amortization of premiums on investment securities, net	(1,396)	(77)
Non-cash lease expense	60	19
Other	4	—
Change in operating assets and liabilities:
Prepaid expense and other assets	(3,393)	(1,017)
Accounts payable and other liabilities	5,400	2,418
Accounts payable and other liabilities—related party	(15)	(5)
Net cash used in operating activities	(51,317)	(29,377)
Cash flows from investing activities
Purchases of investment securities	(312,998)	(86,261)
Proceeds from maturities of investment securities	92,890	34,155
Proceeds from sale of asset	39	—
Purchases of property and equipment	(918)	(1,538)
Net cash used in investing activities	(220,987)	(53,644)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	254,271
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	124,712
Payment of deferred issuance costs	(427)	—
Issuance of common stock through employee stock purchase plan	339	194
Proceeds from the exercise of stock options	323	34
Net cash provided by financing activities	235	379,211
Net (decrease) increase in cash and cash equivalents	(272,069)	296,190
Cash and cash equivalents at beginning of period	298,569	2,379
Cash and cash equivalents at end of period	$26,500	$298,569
Supplemental disclosures
Initial recognition of operating lease right-of-use asset and operating lease liability	$590	$3,786
Purchases of property and equipment included in accrued expenses	$—	$29

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Notes to Financial Statements

1. Organization

Design Therapeutics, Inc. (the “Company”) was incorporated in Delaware in December 2017 and is based in Carlsbad, California. The Company is a clinical-stage biopharmaceutical company pioneering the research and development of GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. The Company’s lead product candidate is in Friedreich ataxia (“FA”), its second product candidate is in Fuchs Endothelial Corneal Dystrophy ("FECD"), and it is also advancing its GeneTACTM program to address other serious nucleotide repeat-driven monogenic diseases.

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

Initial Public Offering

In March 2021, the Company completed its initial public offering ("IPO") selling 13,800,000 shares of its common stock at $20.00 per share. Proceeds from the Company’s IPO, net of underwriting discounts and commissions and other offering costs, were $254.3 million. In connection with the IPO, all 41,096,478 shares of convertible preferred stock outstanding at the time of the IPO converted into 25,212,548 shares of the Company’s common stock.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $110.8 million as of December 31, 2022. The Company had cash, cash equivalents and investment securities of $330.4 million as of December 31, 2022, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development, and clinical development activities as well as the commercialization of the Company’s products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company’s currently available cash and cash equivalents as of December 31, 2022 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and anticipated actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Investment Securities

Investments in securities with maturities at the date of acquisition of more than three months are considered marketable securities. These investments may include money market accounts, money market funds, certificates of deposits, U.S. Treasury securities and high quality, marketable debt instruments of corporations and government sponsored enterprises. The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The Company has classified its investment holdings as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Further, the Company classifies its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its balance sheets based on the highly liquid nature of the securities and because these investments are considered available for use in current operations. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for safety of principle, liquidity and a reasonable rate of return. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Allowances for credit losses are reported on the balance sheet, if any.

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

An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses for the years ended December 31, 2022 and 2021.

Leases

Leases consist of an operating lease the Company has related to its facility. At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term. The expected lease term includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. For those leases where the implicit rate is not provided, the Company calculates the present value of lease payments using an incremental borrowing rate. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use ("ROU") lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less ("Short-Term Leases"). For any Short-Term leases, the Company records the rent expense on a straight-line basis and ROU asset and lease obligations are not recognized. The Company had no Short-Term Leases as of December 31, 2022 or 2021.

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

Research and Development Expenses

Research and development expenses are charged to expense in the period in which they are incurred and are comprised of the following types of costs incurred in connection with research and development activities and clinical trials: lab supplies and outside services incurred in connection with the Company’s early discovery efforts, contract services for clinical trials and related clinical manufacturing costs, salaries and benefits including share-based compensation expense, costs for allocated facilities and depreciation of equipment.

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

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of stock options outstanding under the Company’s equity incentive plans, restricted common stock subject to repurchase, and employee stock purchase rights under the Company’s ESPP, as applicable. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	December 31, 2022	December 31, 2021
Stock options	5,396,719	2,673,775
Shares subject to repurchase	47,718	239,826
Employee stock purchase plan	7,096	3,833
Total	5,451,533	2,917,434

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

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at December 31, 2022 and 2021 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2022:
Assets:
Money market funds(1)	$20,895	$20,895	$—	$—
Certificates of deposit	7,929	7,929	—	—
U.S. Treasury securities	265,966	265,966	—	—
U.S. Government agency securities	29,992	—	29,992	—
Total	$324,782	$294,790	$29,992	$—
As of December 31, 2021:
Assets:
Money market funds(1)	$298,114	$298,114	$—	$—
Certificates of deposit	5,771	5,771	—	—
U.S. Treasury securities	79,724	79,724	—	—
Total	$383,609	$383,609	$—	$—

(1)
Included in cash and cash equivalents on the accompanying balance sheets.

Interest bearing money market accounts and certificates of deposit are valued at amortized cost, which approximates fair value.

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding losses, allowances for credit losses and fair value of available-for-sale investments by types, maturities and classes of securities at December 31, 2022 and 2021 consisted of the following (in thousands):

		As of December 31, 2022
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$4,092	$—	$(57)	$—	$4,035
U.S. Treasury securities	Within 1 year	200,938	4	(2,182)	—	198,760
U.S. Government agency securities	Within 1 year	22,663	—	(84)	—	22,579
Certificates of deposits	1 year to 2 years	3,920	7	(33)	—	3,894
U.S. Treasury securities	1 year to 2 years	68,130	2	(926)	—	67,206
U.S. Government agency securities	1 year to 2 years	7,500	—	(87)	—	7,413
Total		$307,243	$13	$(3,369)	$—	$303,887

		As of December 31, 2021
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$2,896	$—	$(3)	$—	$2,893
U.S. Treasury securities	Within 1 year	15,045	—	(23)	—	15,022
Certificates of deposits	1 year to 2 years	2,887	—	(9)	—	2,878
U.S. Treasury securities	1 year to 2 years	64,911	—	(209)	—	64,702
Total		$85,739	$—	$(244)	$—	$85,495

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

At December 31, 2022 there were 77 securities in an unrealized loss position. The Company determined that there was no material change in the credit risk of the securities and considered the decline in market value to be primarily attributable to changes in interest rates. Each security remained at a high credit quality rating and the unrealized losses of each security was immaterial. Further, there had been no adverse conditions noted for any of the issuers and Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized. At December 31, 2021, there were 38 securities in an unrealized loss position.

As of December 31, 2022, the Company held 33 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation (“FDIC”) insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaids and other current assets on the Company’s balance sheets, was $1.1 million and $0.1 million at December 31, 2022 and 2021, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses	$3,617	$1,261
Interest receivable	1,115	110
Total	$4,732	$1,371

Property and equipment consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Laboratory equipment	$1,695	$1,148
Computer equipment and software	102	96
Furniture and fixtures	521	292
Leasehold improvements	151	95
Construction in progress	—	11
	2,469	1,642
Less accumulated depreciation	(522)	(134)
Total	$1,947	$1,508

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued personnel costs	$3,543	$2,152
Accrued research and development costs	2,983	516
Current portion of operating lease liability, related party	640	489
Accrued other	585	506
Total	$7,751	$3,663

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

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). The Company’s Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the ROU asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the "Lease Amendment") to its Lease with Crossing Holdings, LLC to rent approximately 4,900 square feet of additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment will coincide with the term of the Lease and end in 2027. As of December 31, 2022, the weighed-average remaining lease term for the Company's leases was 4.7 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities, related party as of December 31, 2022 are as follows (in thousands):

2023	$891
2024	918
2025	945
2026	974
2027	663
Thereafter	—
Total future minimum lease payments	4,391
Less: Present value adjustment	(700)
Operating lease liabilities, related party	$3,691

Rent expense for the years ended December 31, 2022 and 2021 was $0.9 million and $0.6 million, respectively.

8. Convertible Preferred Stock and Stockholders’ Deficit

Authorized Shares

In connection with the completion of the Company’s IPO in March 2021, the Company amended its Certificate of Incorporation to authorize 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, respectively.

Convertible Preferred Stock

In February and March 2020, the Company issued 21,710,814 shares of Series A convertible preferred stock at $2.0727 per share for net cash proceeds of $44.7 million (the “Series A Financing”). In connection with the Series A Financing, the Company issued an additional 301,685 shares of its Series A convertible preferred stock at $1.65816 per share in February 2020.

In January 2021, the Company issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net cash proceeds of approximately $124.7 million.

All shares of convertible preferred stock outstanding at the Company’s IPO were converted into shares of the Company’s common stock.

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 ( the "2022 Shelf Registration Statement"), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an "at-the-market" sales agreement ( the "ATM Program"). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of December 31, 2022, the Company has not sold any shares of its common stock under the ATM Program.

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

A summary of the Company’s restricted shares of common stock and unvested stock liability, which is included in accrued expenses and other current liabilities on the Company’s balance sheets, is as follows (in thousands, except share data):

	Shares	Liability
Balance at December 31, 2020	646,953	$145
Vested shares	(407,127)	(122)
Balance at December 31, 2021	239,826	23
Vested shares	(192,108)	(14)
Balance at December 31, 2022	47,718	$9

9. Stock-Based Compensation

Equity Incentive Award Plans

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Plan, which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. Upon adoption of the 2021 Plan, the Company restricted future grants from its 2018 Plan.

Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of December 31, 2022, the Company had 5,914,999 shares available for grant under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares outstanding of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. Effective January 1, 2023, the number of shares available for future issuance was increased by 2,797,165 shares so that the total available for future issuance as of January 1, 2023 was 8,712,164 shares.

A summary of the Company's stock option activity for the periods presented was as follows (in thousands, except year, share and per share data):

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Options and	Average	Contractual	Aggregate
	Awards	Exercise	Term	Intrinsic
	Outstanding	Price	(Years)	Value
Outstanding at December 31, 2020	1,601,214	$0.91	9.71	$8,468
Granted	1,439,444	$15.60
Exercised	(52,974)	$0.65
Canceled	(313,909)	$3.82
Outstanding at December 31, 2021	2,673,775	$8.49	9.12	35,343
Granted	3,132,283	$13.50
Exercised	(226,128)	$1.43
Canceled/Expired	(183,211)	$9.81
Outstanding at December 31, 2022	5,396,719	$11.64	8.75	$10,533,451
Vested and expected to vest at December 31, 2022	5,396,719	$11.64	8.75	$10,533,451
Exercisable at December 31, 2022	1,417,736	$7.22	8.07	$8,075,544

The weighted-average grant date fair value per share of options granted was $8.63 and $12.39 for the years ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised was $4.0 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively, and the cash received from options exercised was $0.3 million and less than $0.1 million for the years ended December 31, 2022 and 2021.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants for the periods presented were as follows:

	Year Ended December 31,
	2022	2021
Fair value of common stock	13.50	15.60
Expected term (years)	6.10	6.07
Expected volatility	70.40%	72.83%
Risk-free interest rate	2.01%	1.04%
Expected dividend yield	0.0%	0.0%

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

A total of 600,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares outstanding of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Effective January 1, 2023, the number of shares available for issuance was increased by 559,433 shares so that the total available for future issuance as of January 1, 2023 was 1,669,360 shares.

As of December 31, 2022, the Company had issued 46,890 shares of the Company's common stock under the ESPP and had 1,109,927 shares available for future issuance.

In determining the grant date fair value of shares to be issued under the ESPP, the Company uses the Black-Scholes option pricing model. The Black-Scholes inputs are determined in the same manner as for stock option awards. The weighted average inputs used for the ESPP for the year ended December 31, 2022, were as follows:

	Year Ended December 31,
	2022	2021
Fair value of common stock	12.51	19.96
Expected term (years)	1.26	1.41
Expected volatility	78.01%	69.26%
Risk-free interest rate	2.78%	0.18%
Expected dividend yield	0.0%	0.0%

Stock-based compensation expense for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$4,827	$1,827
General and administrative	6,098	2,862
Total	$10,925	$4,689

As of December 31, 2022, unrecognized compensation expense related to unvested stock option awards was $33.2 million, which is expected to be recognized in expense over a weighted-average period of 2.8 years. As of December 31, 2022, unrecognized compensation expense related to ESPP rights was $0.4 million, which is expected to be recognized over a remaining period of 1.6 years.

10. Income Taxes

The Company is subject to taxation in the United States and various state jurisdictions. All of the Company’s tax years are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s policy is to recognize interest and penalties related to income tax matters as tax expense. The Company had no accrued interest or penalties related to income tax matters on its balance sheets at December 31, 2022 or 2021. and has not recognized interest or penalties in its statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021, respectively. Further, the Company is not currently under examination by any federal, state or local tax authority.

At December 31, 2022, the Company had federal and state net operating loss (“NOL”) carryforwards of $54.8 million and $10.6 million, respectively. Federal NOL carryforwards totaling $0.1 million begin to expire in 2037, unless previously utilized. Federal and state NOL carryforwards of $54.7 million and $0.4 million generated after 2017, may be carryforward indefinitely but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $10.2 million begin to expire in 2037, unless previously utilized. In addition, the Company has federal and state research and development (“R&D”) credit carryforwards totaling $3.1 million and $1.4 million, respectively. The federal R&D credit carryforwards will begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire.

Utilization of the Company’s NOL and R&D credit carryforwards may be subject to substantial annual limitations in the event a cumulative ownership change has occurred, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction, or series of transactions over a three-year period, resulting in an ownership change of more than 50% of the outstanding common stock of a company by certain stockholders or public groups. Such an ownership change may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a study to assess whether an ownership change had occurred from the Company's formation through December 31, 2021. Based upon the study, the Company determined that it had experienced multiple ownership changes during 2020, causing the annual utilization of the NOL and credit carryforwards to be limited. The Company does not believe any of the NOL and credit carryforwards generated through December 31, 2022 would expire solely as a result of annual limitations on the utilization of those attributes. If ownership changes occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

Significant components of the Company's net deferred tax assets at December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$12,240	$9,171
Capitalized research costs	8,396	—
Research and development credits	3,274	1,013
Lease liability	776	763
Stock-based compensation	1,740	532
Other	1,519	515
Total gross deferred tax assets	27,945	11,994
Valuation allowance	(26,777)	(11,235)
Total deferred tax assets	1,168	759
Deferred tax liabilities:
Right of use asset	(759)	(759)
Other	(409)	—
Total deferred tax liabilities	(1,168)	(759)
Net deferred tax assets	$—	$—

A reconciliation of the Company's income tax expense (benefit) to the amount computed by applying the federal statutory income tax rate for the periods presented were as follows (in thousands):

	December 31, 2022	December 31, 2021
Expected tax benefit at federal statutory rate	$(13,295)	$(7,451)
State income taxes, net of federal benefit	(15)	(4)
Debt financing	—	—
Research and development credits	(2,075)	(836)
Stock-based compensation	697	326
Other	(200)	(9)
Change in valuation allowance	14,888	7,974
Provision for income taxes	$—	$—

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

The following table summarizes the changes to the Company's unrecognized tax benefits for the periods presented (in thousands):

	December 31, 2022	December 31, 2021
Balance at beginning of period	$418	$15
Increase related to prior year tax positions	—	1
Increase to current year tax positions	511	402
Balance at end of period	$929	$418

11. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of December 31, 2022 or December 31, 2021.

12. License Agreement

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

For the year ended December 31, 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an Investigational New Drug Application ("IND") in the U.S. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were less than $0.1 million for the years ended December 31, 2022 and 2021, which were recorded as general and administrative expenses in the statements of operations.

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

13. Related Party Transactions

Lease Agreement

In February 2021, the Company entered into the Lease with Crossing Holdings, LLC to rent laboratory and office space. In March 2022, the Company entered into the Lease Amendment with Crossing Holdings, LLC amending the Lease for additional space in the same building. The Company's Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC.

Expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$780	$225
General and administrative	290	88
Total expenses	$1,070	$313

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2022	2021
General and administrative	240	240
Total expenses	$240	$240

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Ansari, a co-founder, provides consulting services and advises on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performs these services for a monthly fee of $15,000.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$180	$180
Total expenses	$180	$180

The Company had accrued expenses and other current liabilities of zero and $15,000 as of December 31, 2022 and 2021, pursuant to its related party consulting agreements.

14. Employee Benefit Plans

The Company maintains a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company's U.S. employees. The plan allows eligible employees to defer, at the employee's discretion, pretax compensation up to the IRS annual limits. The Company is not required to make matching contributions under the plan; however, in 2022, the Company began making matching contributions. The Company voluntarily contributed $0.3 million to the plan for the year ended December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in the sections headed Election of Directors and Executive Officers contained in our definitive Proxy Statement for our 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission on or before May 1, 2023 (the “Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on the Corporate Governance section of our website at www.designtx.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement in the section headed Executive and Director Compensation contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be set forth in the sections headed Security Ownership of Certain Beneficial Owners and Management and Executive and Director Compensation contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be set forth in the sections headed Certain Related-Person Transactions and Information Regarding the Board of Directors and Corporate Governance contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be set forth in the sections headed Ratification of Selection of Independent Registered Public Accounting Firm contained in the Proxy Statement and is incorporated herein by reference.

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

4.3

Description of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022).

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

10.3*

Design Therapeutics, Inc. 2021 Equity Incentive Plan, and Forms of Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022).

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
10.9†‡

Human Therapeutics Exclusive License Agreement, by and between the Registrant and Wisconsin Alumni Research Foundation, dated February 20, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed March 5, 2021).

10.10‡*

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

10.13*

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

‡ Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Design Therapeutics, Inc.

Date: March 14, 2023	By:	/s/ João Siffert, M.D.
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

Name	Title	Date

/s/ João Siffert, M.D.	President, Chief Executive Officer and Director (Principal Executive and Financial Officer)	March 14, 2023
João Siffert, M.D.

/s/ Pratik Shah, Ph.D.	Executive Chairperson and Director	March 14, 2023
Pratik Shah, Ph.D.

/s/ Julie Burgess	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2023
Julie Burgess

/s/ Simeon George, M.D.	Director	March 14, 2023
Simeon George, M.D.

/s/ Stella Xu, Ph.D.	Director	March 14, 2023
Stella Xu, Ph.D.

/s/ Rodney Lappe, Ph.D.	Director	March 14, 2023
Rodney Lappe, Ph.D.

/s/ John Schmid	Director	March 14, 2023
John Schmid

/s/ Arsani William, M.D.	Director	March 14, 2023
Arsani William, M.D.

/s/ Heather Berger, Ph.D.	Director	March 14, 2023
Heather Berger, Ph.D.

/s/ Deepa Prasad	Director	March 14, 2023
Deepa Prasad