Form 10-Q
period 2023-03-31
Design Therapeutics, Inc.
filed 2023-05-09
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of May 5, 2023, was 55,945,551.

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

i

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

Unless the context otherwise indicates, references in this Quarterly Report to the terms “Design”, “the Company”, “we”, “our”, and “us” refer to Design Therapeutics, Inc., and references to our “common stock” refers to our voting common stock.

Trademarks and Service Marks

“Design Therapeutics,” “Design,” “GeneTAC,” the Design logo and other trademarks, trade names or service marks of Design Therapeutics, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Design Therapeutics, Inc. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,809	$26,500
Investment securities	286,583	303,887
Prepaid expenses and other current assets	3,547	4,732
Total current assets	318,939	335,119
Property and equipment, net	1,905	1,947
Right-of-use asset, related party	3,447	3,612
Other assets	452	459
Total assets	$324,743	$341,137
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,744	$3,025
Accrued expenses and other current liabilities (including related party amounts of $658 and $640 respectively)	6,303	7,751
Total current liabilities	9,047	10,776
Operating lease liability, net, related party	2,878	3,051
Total liabilities	11,925	13,827
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 55,945,551 and 55,943,314 shares issued, 55,919,561 and 55,895,596 shares outstanding at March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	444,852	441,424
Accumulated deficit	(130,058)	(110,764)
Accumulated other comprehensive loss	(1,982)	(3,356)
Total stockholders’ equity	312,818	327,310
Total liabilities and stockholders’ equity	$324,743	$341,137

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development (including related party amounts of $259 and $216, respectively)	$15,730	$8,759
General and administrative (including related party amounts of $135 and $125, respectively)	5,921	4,611
Total operating expenses	21,651	13,370
Loss from operations	(21,651)	(13,370)
Other income, net	2,357	105
Net loss	$(19,294)	$(13,265)

Net loss per share, basic and diluted	$(0.35)	$(0.24)
Weighted-average shares of common stock outstanding, basic and diluted	55,908,033	55,507,338

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(19,294)	$(13,265)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	1,374	(1,078)
Comprehensive loss	$(17,920)	$(14,343)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	55,895,596	$6	$441,424	$(3,356)	$(110,764)	$327,310
Exercises of stock options and vesting of restricted stock	23,965	—	2	—	—	2
Stock-based compensation	—	—	3,426	—	—	3,426
Unrealized gain on investments	—	—	—	1,374	—	1,374
Net loss	—	—	—	—	(19,294)	(19,294)
Balance at March 31, 2023	55,919,561	$6	$444,852	$(1,982)	$(130,058)	$312,818

Balance at December 31, 2021	55,441,926	$6	$429,824	$(244)	$(47,456)	$382,130
Exercises of stock options and vesting of restricted stock	176,400	—	162	—	—	162
Stock-based compensation	—	—	2,360	—	—	2,360
Unrealized loss on investments	—	—	—	(1,078)	—	(1,078)
Net loss	—	—	—	—	(13,265)	(13,265)
Balance at March 31, 2022	55,618,326	$6	$432,346	$(1,322)	$(60,721)	$370,309

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(19,294)	$(13,265)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	129	82
Stock-based compensation	3,426	2,360
Amortization of premiums on investment securities, net	(1,142)	19
Non-cash lease expense	10	14
Change in operating assets and liabilities:
Prepaid expense and other assets	1,192	(1,237)
Accounts payable and other liabilities	(1,745)	215
Accounts payable and other liabilities—related party	—	(15)
Net cash used in operating activities	(17,424)	(11,827)
Cash flows from investing activities
Purchases of investment securities	(33,615)	—
Proceeds from maturities of investment securities	53,435	490
Purchases of property and equipment	(87)	(76)
Net cash provided by investing activities	19,733	414
Cash flows from financing activities
Proceeds from the exercise of stock options	—	156
Net cash provided by financing activities	—	156
Net increase (decrease) in cash and cash equivalents	2,309	(11,257)
Cash and cash equivalents at beginning of period	26,500	298,569
Cash and cash equivalents at end of period	$28,809	$287,312
Supplemental disclosures
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$19

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization

Design Therapeutics, Inc. (the “Company”) was incorporated in Delaware in December 2017 and is based in Carlsbad, California. The Company is a clinical-stage biopharmaceutical company pioneering the research and development of GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. The Company’s lead product candidate is in Friedreich ataxia (“FA”), its second product candidate is in Fuchs Endothelial Corneal Dystrophy (“FECD”), and it is also advancing its GeneTACTM program to address other serious nucleotide repeat-driven monogenic diseases.

Initial Public Offering

In March 2021, the Company completed its initial public offering (“IPO”) selling 13,800,000 shares of its common stock at $20.00 per share. Proceeds from the Company's IPO, net of underwriting discounts and commissions and other offering costs, were $254.3 million.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $130.1 million as of March 31, 2023. The Company had cash, cash equivalents and investment securities of $315.4 million as of March 31, 2023, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the preclinical manufacturing, and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash and cash equivalents as of March 31, 2023 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. The Company's financial statements include all adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company’s financial position as of the reporting date and results of operations and cash flows for the periods presented.

The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of restricted common stock subject to repurchase, stock options outstanding under the Company’s equity incentive plans, employee stock purchase rights under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”).. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	March 31, 2023	March 31, 2022
Stock options	7,914,191	5,061,629
Shares subject to repurchase	25,990	163,355
Employee stock purchase plan	46,573	22,950
Total	$7,986,754	$5,247,934

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2023:
Assets:
Money market funds(1)	$27,447	$27,447	$—	$—
Certificates of deposit	9,445	9,445	—	—
U.S. Treasury securities	247,143	247,143	—	—
U.S. Government agency securities	29,995	—	29,995	—
Total	$314,030	$284,035	$29,995	$—
As of December 31, 2022:
Assets:
Money market funds(1)	$20,895	$20,895	$—	$—
Certificates of deposit	7,929	7,929	—	—
U.S. Treasury securities	265,966	265,966	—	—
U.S. Government agency securities	29,992	—	29,992	—
Total	$324,782	$294,790	$29,992	$—

(1)
Included in cash and cash equivalents on the accompanying balance sheets.

Interest bearing money market accounts and certificates of deposit are valued at amortized cost, which approximates fair value. The carrying value of the Company’s cash, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of those instruments. The Company’s investment securities, which may include money market accounts, money market funds, certificates of deposits, U.S. Treasury securities, and high quality, marketable debt instruments of corporations and government sponsored enterprises, are measured at fair value. The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. Level II securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data and include our investments in marketable debt instruments of government sponsored enterprises. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis and no transfers between levels have occurred during the periods presented.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding losses, allowances for credit losses and fair value of available-for-sale investments by types, maturities and classes of securities at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

		As of March 31, 2023
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$4,623	$1	$(38)	$—	$4,586
U.S. Treasury securities	Within 1 year	190,695	10	(1,494)	—	189,211
U.S. Government agency securities	Within 1 year	27,663	—	(141)	—	27,522
Certificates of deposits	1 year to 2 years	4,900	1	(42)	—	4,859
U.S. Treasury securities	1 year to 2 years	58,184	105	(357)	—	57,932
U.S. Government agency securities	1 year to 2 years	2,500	—	(27)	—	2,473
Total		$288,565	$117	$(2,099)	$—	$286,583

		As of December 31, 2022
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$4,092	$—	$(57)	$—	$4,035
U.S. Treasury securities	Within 1 year	$200,938	4	(2,182)	—	198,760
U.S. Government agency securities	Within 1 year	$22,663	—	(84)	—	22,579
Certificates of deposits	1 year to 2 years	$3,920	7	(33)	—	3,894
U.S. Treasury securities	1 year to 2 years	$68,130	2	(926)	—	67,206
U.S. Government agency securities	1 year to 2 years	7,500	—	(87)	—	7,413
Total		$307,243	$13	$(3,369)	$—	$303,887

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

At March 31, 2023 there were 77 securities in an unrealized loss position. The Company determined that there was no material change in the credit risk of the securities and considered the decline in market value to be primarily attributable to changes in interest rates. Each security remained at a high credit quality rating and the unrealized losses of each security was immaterial. Further, there had been no adverse conditions noted for any of the issuers and Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized. At December 31, 2022, there were 77 securities in an unrealized loss position.

As of March 31, 2023, the Company held 39 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaid expenses and other current assets on the Company’s balance sheets, was $1.0 million and $1.1 million at March 31, 2023 and December 31, 2022, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$2,573	$3,617
Interest receivable	974	1,115
Total	$3,547	$4,732

Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$1,782	$1,695
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	151	151
Construction in progress	—	—
	2,556	2,469
Less accumulated depreciation	(651)	(522)
Total	$1,905	$1,947

Accrued expenses and current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued personnel costs	$1,792	$3,543
Accrued research and development costs	3,237	2,983
Current portion of operating lease liability	658	640
Accrued other	616	585
Total	$6,303	$7,751

7. Leases

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). The Company’s Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the right-of-use asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

“Lease Amendment”) to its Lease with Crossing Holdings, LLC to rent approximately 4,900 square feet of additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment coincides with the term of the Lease and ends in 2027. As of March 31, 2023, the weighted-average remaining lease term for the Company's leases was 4.4 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities as of March 31, 2023 are as follows (in thousands):

2023 (remaining nine months)	$670
2024	918
2025	945
2026	973
2027	663
Total future minimum lease payments	4,169
Less: Present value adjustment	(632)
Operating lease liabilities	$3,537

Rent expense for the three months ended March 31, 2023 and 2022 was $0.2 million and $0.2 million, respectively.

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of March 31, 2023 or December 31, 2022.

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

In 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an Investigational New Drug Application (“IND”) in the U.S. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three months ended March 31, 2023 and 2022, respectively.

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

10. Stockholders’ Equity

Authorized Shares

In connection with the completion of the Company’s IPO in March 2021, the Company amended its Certificate of Incorporation to authorize 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, respectively.

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of March 31, 2023, the Company has not sold any shares of its common stock under the ATM Program.

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

A summary of the Company’s restricted shares of common stock and unvested stock liability, which is included in accrued expenses and other current liabilities on the Company’s balance sheets, is as follows (in thousands, except share data):

	Shares	Liability
Balance at December 31, 2022	47,718	$9
Vested shares	(21,728)	(2)
Balance at March 31, 2023	25,990	$7

11. Stock-Based Compensation

Equity Incentive Award Plans

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. Upon adoption of the 2021 Plan, the Company restricted future grants from its 2018 Plan.

Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2023, the total number of shares available for future issuance was 6,192,455.

The following table summarizes stock option activity for the three months ended March 31, 2023:

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

	Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	5,396,719	$11.64
Granted	2,580,564	$7.90
Exercised	(2,237)	$0.01
Forfeited	(60,855)	$13.51
Balance at March 31, 2023	7,914,191	$10.41

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,482	$1,036
General and administrative	1,944	1,324
Total	$3,426	$2,360

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

The number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2023, the Company had issued 46,890 shares of the Company's common stock under the ESPP and had 1,669,360 shares available for future issuance.

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

Expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$214	$171
General and administrative	75	65
Total expenses	$289	$236

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

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

The term of the 2019 Consulting Agreement was for a one-year period, subject to automatic one-month renewals unless terminated upon 14 days’ written notice. In March 2020, the Consulting Agreement was terminated and replaced with an amended consulting agreement (the “2020 Consulting Agreement”), which provides for similar services and use of office space for a monthly fee of $20,000. Pursuant to the terms of the 2020 Consulting Agreement, it shall remain in effect until otherwise terminated. Termination may occur at any time upon mutual agreement or unilaterally upon 30 days’ written notice. If the Company unilaterally terminates the 2020 Consulting Agreement for any reason other than cause, it would be subject to a $240,000 termination fee. The Company cannot determine when, or if, such a termination will occur and hence has not recorded a liability for the fee.

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$60	$60
Total expenses	$60	$60

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Ansari, a co-founder, provides consulting services and advises on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performs these services for a monthly fee of $15,000.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$45	$45
Total expenses	$45	$45

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

To date, we have incurred net losses and negative cash flows from operations since our inception and as of March 31, 2023 had an accumulated deficit of $130.1 million. Our cash, cash equivalents and investment securities balance as of March 31, 2023 was $315.4 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

We expect that our research and development expenses will substantially increase for the foreseeable future as we continue the development of our FA, FECD and DM1 programs and our other discovery programs, in particular as we advance our product candidates into clinical development. As of the date of this Quarterly Report, we cannot reasonably determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical programs of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Preclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our operating expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$15,730	$8,759	$6,971
General and administrative	5,921	4,611	1,310
Total operating expenses	$21,651	$13,370	$8,281

Research and Development Expenses. Research and development expenses were $15.7 million and $8.8 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to the advancement of our FA program, including clinical development costs, and additional expenses to support our early-stage programs during the three months ended March 31, 2023. In addition, we incurred higher personnel and related costs during the three months ended March 31, 2023 as compared to the same period in 2022, as we expanded the number of research and development employees to support our programs. The increased personnel related costs include an additional $0.4 million of non-cash stock-based compensation costs incurred during 2023 as compared to 2022.

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
FA DT-216	$4,970	$2,375	$2,595
Other direct	4,366	972	3,394
Indirect	6,394	5,412	982
Total research and development expense	$15,730	$8,759	$6,971

General and Administrative Expenses. General and administrative expenses were $5.9 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to additional personnel and related costs incurred during the three months ended March 31, 2023 as compared to the same period in 2022. The increased personnel related costs include an additional $0.6 million of non-cash stock-based compensation costs incurred during 2023 as compared to 2022.

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

As of March 31, 2023, we had $315.4 million of combined cash and cash equivalents and investment securities, a decrease of $15.0 million from the $330.4 million of cash and cash equivalents and investment securities at December 31, 2022. This decrease is primarily due to cash used in operations to advance our FA program as well as our early-stage programs. Further detail of the change in our cash and cash equivalents for the three months ended March 31, 2023 and 2022 is summarized below (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(17,424)	$(11,827)	$(5,597)
Investing activities	19,733	414	19,319
Financing activities	—	156	(156)
Net increase (decrease) in cash and cash equivalents	$2,309	$(11,257)	$13,566

Operating Activities. The increase in our net cash used in operating activities was primarily due to the $6.0 million increase in net loss for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The higher net loss incurred during the 2023 period was due primarily to the advancement of our FA program as well as increased expense related to our early-stage programs, and higher personnel costs to support these activities, including an increase of approximately $1.0 million in non-cash stock-based compensation.

Investing Activities. The increase in net cash provided by investing activities was primarily due to increased proceeds from the maturities of investment securities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. We have classified our investments securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities was minimal for the three months ended March 31, 2023 and was comprised of proceeds from employee stock option exercises for the three months ended March 31, 2022.

Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (2022 Shelf Registration Statement), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (ATM Program). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement.

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
•
the cost, timing and outcome of seeking FDA, European Medicines Agency (EMA) and any other regulatory approvals for any product candidates;
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

Until such time, if ever, as we can generate substantial revenues from product sales to support our cost structure, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts (such as the ongoing military conflict in Ukraine and actions taken by the United States and other governments in response), high inflation, bank failures, global supply chain and labor shortage challenges, and the effects of a resurgence of COVID-19 or other health epidemic or pandemic. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Contractual Obligations, Commitments and Material Cash Requirements

In February 2021, we entered into a lease agreement to rent approximately 12,370 square feet of lab and office space with a related party. The delivery date of the space was September 1, 2021, and the lease commenced at that time. The term of the lease is 72 months after commencement with an option to extend the lease term for a period of three years. Annual rent payments are approximately $0.8 million per year, subject to annual increases of 3%, plus our share of operating expenses and taxes.

In March 2022, we entered into an amendment to our existing lease agreement to rent approximately 4,900 square feet of additional space with a related party. The delivery date of the space was June 16, 2022, and the lease amendment commenced at that time. The term of the lease coincides with our existing lease. Annual rent payments for the additional space are approximately $0.1 million, subject to annual increases of 3%, plus our share of operating expenses and taxes.

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

For the three months ended March 31, 2023, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an Investigational New Drug Application (IND) in the U.S. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three months ended March 31, 2023 and 2022, respectively.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to research and development expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see Item 1 of Part I, “Notes to Condensed Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q, and Note 2 to our Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 14, 2023. There have not been any material changes to our critical accounting policies since December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information contemplated by this item.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Item 1A. Risk Factors.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission (SEC). If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 14, 2023.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program and our other development programs, early clinical development for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. In March 2022, we completed dosing in the first cohort for the single-ascending dose (SAD) Phase 1 clinical trial of DT-216, our lead FA GeneTACTM product candidate. We announced initial data from our SAD Phase 1 clinical trial in December 2022. We have initiated patient dosing in the ongoing multiple-ascending dose (MAD) Phase 1 clinical trial of DT-216. All other product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $19.3 million and $63.3 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2023, we had $315.4 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the cost, timing and outcome of seeking FDA, European Medicines Agency (EMA) and any other regulatory approvals for any product candidates;
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
•
the timing of any milestone and royalty payments to the Wisconsin Alumni Research Foundation (WARF), or other future licensors;
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

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts (such as the ongoing military conflict in Ukraine and actions taken by the United States and other governments in response), high inflation, bank failures, global supply chain and labor shortage challenges, and the effects of a resurgence of COVID-19 or other health epidemic or pandemic. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Our financial condition could be adversely affected if the financial institutions in which we hold our cash fail.*

We maintain cash deposits in Federal Deposit Insurance Corporation (FDIC) insured banks. The bank deposit balances may exceed the FDIC insurance limits, and, currently, we hold our cash in a limited number of accounts. Our access to these balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC, and on March 12, 2023, the federal government announced it would back all customer deposits at Silicon Valley Bank. Our access to cash may be adversely affected in the future by actual or anticipated bank failures.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and we have only one product candidate in clinical development, with all other research programs still in the preclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. Our lead FA GeneTACTM product candidate, DT-216, entered into a Phase 1 clinical trial in March 2022, the first clinical trial for one of our product candidates and the MAD Phase 1 clinical trial of DT-216 is ongoing. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our ongoing and planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

Preclinical and clinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of preclinical studies and clinical trials may not be predictive of future trial results. If development of our programs is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.*

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical, nonclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In particular, while we have conducted preclinical studies of DT-216 and have released initial clinical data from our SAD Phase 1 clinical trial in December 2022, we are still evaluating how DT-216 will perform throughout the MAD study portion of our Phase 1 clinical program or in future clinical trials or whether adverse events will arise over time. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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
•
obtaining institutional review board (IRB) approval at each site;
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

If unacceptable side effects, such as severe injection site reactions associated with intravenous administration (including injection site thrombophlebitis), arise in the development of our product candidates, we, the FDA or comparable foreign regulatory authorities, the IRBs at the institutions in which our studies are conducted, or the DSMB (or applicable safety oversight committee) could recommend a protocol amendment, suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities may deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•
the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our planned or ongoing clinical trials;
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
•
difficulties interpreting data from our clinical trials due to the possible effects of an infectious disease on patients;
•
changes in local regulations as part of a response to a public health crisis which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
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
•
changes in regulations as part of a response to an epidemic or pandemic which may require us to change the ways in which our clinical trials are to be conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;
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

We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) anti-miRNA oligonucleotides under evaluation by Arthex Biotech, (iii) Astellas Pharma evaluating an AAV-antisense candidate, (iv) Avidity Biosciences evaluating an antibody linked siRNA, (v) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (vi) Entrada Therapeutics evaluating a peptide conjugated oligonucleotide, (vii) an AAV-based RNA degrading gene therapy by Enzerna Biosciences, (viii) small molecules interacting with RNA under evaluation by Expansion Therapeutics, (ix) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (x) an RNA-targeting AAV-based gene therapy by Locanabio, (xi) PepGen evaluating a peptide conjugated antisense oligonucleotide, and (xii) gene editing treatments by Vertex Pharmaceuticals.

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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We may rely on third parties to conduct, supervise, and monitor our ongoing and planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.*

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our preclinical studies, our ongoing Phase 1 clinical trial and any future clinical trials of our product candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and ongoing and planned clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with Good Laboratory Practice (GLP) and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practice (cGMP) regulations. The failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Our product candidates may also require specific technologies to work effectively and efficiently, and rights to those technologies may be held by others. We may be unable to in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2023, we had 64 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 139 full-time equivalents as of March 31, 2023. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. However, it is possible that the Affordable Care Act will be subject to additional judicial or Congressional challenges in the future. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Reduction Act) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will stay in effect through 2032.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the Inflation Reduction Act will, among other things, (i) direct HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the Inflation Reduction Act will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business impacts.*

In the ordinary course of business, we and our collaborators and third-party providers may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, such as proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive information by us and on our behalf. In the United States, federal, state, and local laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data and could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act of 2018 (CCPA) imposes obligations on covered businesses. These obligations include, without limitation, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for civil penalties for noncompliance (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, expands the CCPA, including by establishing a new California Privacy Protection Agency to implement and enforce the CPRA. At this time, we do not believe we are subject to the CCPA, as amended, but should we expand our operations in California, the CCPA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions. Other states have also enacted data privacy laws, including Virginia, Colorado, Utah, and Connecticut, all of which differ from the CPRA and become effective in 2023. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

Obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could negatively impact our business operations and compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring our operations.

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

Various companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. In Europe, beginning June 1, 2023, European applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

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
•
adverse results or delays in preclinical studies or clinical trials;

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements.”

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

Our information technology systems or sensitive data, or those of our third-party CROs or other contractors or consultants, may fail or suffer security incidents, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates' development programs, compromise sensitive data related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we or our third-party CROs or other contractors or consultants acting on our behalf may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information, health-related data, and personal data). We also have outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our proprietary, confidential, and sensitive data. We share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and our third-party CROs or other contractors or consultants, may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

General Risk Factors

Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions have resulted or can result in severely diminished liquidity and credit availability, high inflation, rising interest rates, declines in consumer confidence, disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of investment securities could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical or research development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investments securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through March 31, 2023, we had used approximately $59.3 million of the net proceeds received from our initial public offering to support our operations.

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

Design Therapeutics, Inc.

Date: May 9, 2023	By:	/s/ João Siffert, M.D.
João Siffert, M.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)