Form 10-Q
period 2023-06-30
Design Therapeutics, Inc.
filed 2023-08-14
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of August 9, 2023, was 55,986,657.

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
•
our expectations for resuming clinical development of DT-216 in Friedrich ataxia and announcing data therefrom and the timing thereof;
•
the side effect profile observed in nonclinical testing of improved formulations of DT-216 being indicative of the side effect profile that may be expected in clinical studies, and in general the ability of an improved formulation of DT-216 to prevent injection site thrombophlebitis or other limiting side effects;
•
the initiation, progress, success, cost and timing of our nonclinical studies, clinical trials and product development activities;
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
•
the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our nonclinical studies and clinical trials as well as third-party suppliers and manufacturers;
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
•
We are early in our development efforts and we have only one product candidate in clinical development, with all other research programs still in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.
•
Nonclinical and clinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of nonclinical studies and clinical trials may not be predictive of future trial results. If development of our programs is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.
•
Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.
•
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
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

•
We may rely on third parties to conduct, supervise, and monitor our clinical trials and perform some of our research and nonclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
•
We contract with third parties for the manufacturing and supply of our product candidates for use in nonclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,197	$26,500
Investment securities	275,891	303,887
Prepaid expenses and other current assets	2,957	4,732
Total current assets	306,045	335,119
Property and equipment, net	1,861	1,947
Right-of-use asset, related party	3,280	3,612
Other assets	444	459
Total assets	$311,630	$341,137
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,922	$3,025
Accrued expenses and other current liabilities (including related party amounts of $677 and $640 respectively)	10,211	7,751
Total current liabilities	12,133	10,776
Operating lease liability, net, related party	2,702	3,051
Total liabilities	14,835	13,827
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 55,986,657 and 55,943,314 shares issued, 55,979,199 and 55,895,596 shares outstanding at June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	448,784	441,424
Accumulated deficit	(149,995)	(110,764)
Accumulated other comprehensive loss	(2,000)	(3,356)
Total stockholders’ equity	296,795	327,310
Total liabilities and stockholders’ equity	$311,630	$341,137

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (including related party amounts of $258, $226, $517 and $442, respectively)	$17,064	$11,295	$32,794	$20,054
General and administrative (including related party amounts of $135, $129, $270 and $254, respectively)	5,532	4,344	11,453	8,955
Total operating expenses	22,596	15,639	44,247	29,009
Loss from operations	(22,596)	(15,639)	(44,247)	(29,009)
Other income, net	2,659	640	5,016	745
Net loss	$(19,937)	$(14,999)	$(39,231)	$(28,264)

Net loss per share, basic and diluted	$(0.36)	$(0.27)	$(0.70)	$(0.51)
Weighted-average shares of common stock outstanding, basic and diluted	55,948,990	55,670,780	55,928,625	55,589,510

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(19,937)	$(14,999)	$(39,231)	$(28,264)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(18)	(993)	1,356	(2,071)
Comprehensive loss	$(19,955)	$(15,992)	$(37,875)	$(30,335)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at March 31, 2023	55,919,561	$6	$444,852	$(1,982)	$(130,058)	$312,818
Exercises of stock options and vesting of restricted stock	24,091	—	7	—	—	7
Issuance of common stock under employee stock purchase plan	35,547		206			206
Stock-based compensation	—	—	3,719	—	—	3,719
Unrealized loss on investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(19,937)	(19,937)
Balance at June 30, 2023	55,979,199	$6	$448,784	$(2,000)	$(149,995)	$296,795

Balance at December 31, 2022	55,895,596	$6	$441,424	$(3,356)	$(110,764)	$327,310
Exercises of stock options and vesting of restricted stock	48,056	—	9	—	—	9
Issuance of common stock under employee stock purchase plan	35,547	—	206	—	—	206
Stock-based compensation	—	—	7,145	—	—	7,145
Unrealized gain on investments	—	—	—	1,356	—	1,356
Net loss	—	—	—	—	(39,231)	(39,231)
Balance at June 30, 2023	55,979,199	$6	$448,784	$(2,000)	$(149,995)	$296,795

Balance at March 31, 2022	55,618,326	$6	$432,346	$(1,322)	$(60,721)	$370,309
Exercises of stock options and vesting of restricted stock	74,226	—	4	—	—	4
Issuance of common stock under employee stock purchase plan	24,209	—	225	—	—	225
Stock-based compensation	—	—	2,617	—	—	2,617
Unrealized loss on investments	—	—	—	(993)	—	(993)
Net loss	—	—	—	—	(14,999)	(14,999)
Balance at June 30, 2022	55,716,761	$6	$435,192	$(2,315)	$(75,720)	$357,163

Balance at December 31, 2021	55,441,926	$6	$429,824	$(244)	$(47,456)	$382,130
Exercises of stock options and vesting of restricted stock	250,626	—	166	—	—	166
Issuance of common stock under employee stock purchase plan	24,209	—	225	—	—	225
Stock-based compensation	—	—	4,977	—	—	4,977
Unrealized loss on investments	—	—	—	(2,071)	—	(2,071)
Net loss	—	—	—	—	(28,264)	(28,264)
Balance at June 30, 2022	55,716,761	$6	$435,192	$(2,315)	$(75,720)	$357,163

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(39,231)	$(28,264)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	262	174
Stock-based compensation	7,145	4,977
Amortization of premiums on investment securities, net	(2,539)	(39)
Non-cash lease expense	20	35
Other	—	4
Change in operating assets and liabilities:
Prepaid expense and other assets	1,790	(1,020)
Accounts payable and other liabilities	1,325	1,813
Accounts payable and other liabilities—related party	—	(7)
Net cash used in operating activities	(31,228)	(22,327)
Cash flows from investing activities
Purchases of investment securities	(95,984)	(157,976)
Proceeds from maturities of investment securities	127,875	1,715
Proceeds from sale of asset	—	39
Purchases of property and equipment	(176)	(320)
Net cash provided by (used in) investing activities	31,715	(156,542)
Cash flows from financing activities
Issuance of common stock through employee stock purchase plan	206	225
Proceeds from the exercise of stock options	4	156
Payment of deferred issuance costs	—	(427)
Net cash provided by (used in) financing activities	210	(46)
Net increase (decrease) in cash and cash equivalents	697	(178,915)
Cash and cash equivalents at beginning of period	26,500	298,569
Cash and cash equivalents at end of period	$27,197	$119,654
Supplemental disclosures
Initial recognition of right-of-use asset and operating lease liability	$—	$590
Deferred financing costs in accrued expenses	$—	$75
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$222

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $150.0 million as of June 30, 2023. The Company had cash, cash equivalents and investment securities of $303.1 million as of June 30, 2023, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the nonclinical manufacturing, and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash and cash equivalents as of June 30, 2023 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of restricted common stock subject to repurchase, stock options outstanding under the Company’s equity incentive plans, employee stock purchase rights under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”). For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	June 30, 2023	June 30, 2022
Stock options	8,013,073	5,316,584
Shares subject to repurchase	7,458	91,174
Employee stock purchase plan	10,761	2,485
Total	8,031,292	5,410,243

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2023:
Assets:
Money market funds(1)	$23,543	$23,543	$—	$—
Certificates of deposit	13,319	13,319	—	—
U.S. Treasury securities	235,077	235,077	—	—
U.S. Government agency securities	27,495	—	27,495	—
Total	$299,434	$271,939	$27,495	$—
As of December 31, 2022:
Assets:
Money market funds(1)	$20,895	$20,895	$—	$—
Certificates of deposit	7,929	7,929	—	—
U.S. Treasury securities	265,966	265,966	—	—
U.S. Government agency securities	29,992	—	29,992	—
Total	$324,782	$294,790	$29,992	$—

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities. The cost, gross unrealized holding gains, gross unrealized holding losses, allowances for credit losses and fair value of available-for-sale investments by types, maturities and classes of securities at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

		As of June 30, 2023
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$8,805	$—	$(53)	$—	$8,752
U.S. Treasury securities	Within 1 year	205,454	5	(1,494)	—	203,965
U.S. Government agency securities	Within 1 year	22,664	—	(114)	—	22,550
Certificates of deposits	1 year to 2 years	4,607	—	(40)	—	4,567
U.S. Treasury securities	1 year to 2 years	31,361	—	(249)	—	31,112
U.S. Government agency securities	1 year to 2 years	5,000	—	(55)	—	4,945
Total		$277,891	$5	$(2,005)	$—	$275,891

		As of December 31, 2022
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$4,092	$—	$(57)	$—	$4,035
U.S. Treasury securities	Within 1 year	200,938	4	(2,182)	—	198,760
U.S. Government agency securities	Within 1 year	22,663	—	(84)	—	22,579
Certificates of deposits	1 year to 2 years	3,920	7	(33)	—	3,894
U.S. Treasury securities	1 year to 2 years	68,130	2	(926)	—	67,206
U.S. Government agency securities	1 year to 2 years	7,500	—	(87)	—	7,413
Total		$307,243	$13	$(3,369)	$—	$303,887

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

At June 30, 2023 there were 113 securities in an unrealized loss position. The Company determined that there was no material change in the credit risk of the securities and considered the decline in market value to be primarily attributable to changes in interest rates. Each security remained at a high credit quality rating and the unrealized losses of each security was immaterial. Further, there had been no adverse conditions noted for any of the issuers and Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized. At December 31, 2022, there were 77 securities in an unrealized loss position.

As of June 30, 2023, the Company held 55 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaid expenses and other current assets on the Company’s balance sheets, was $1.0 million and $1.1 million at June 30, 2023 and December 31, 2022, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$1,963	$3,617
Interest receivable	994	1,115
Total	$2,957	$4,732

Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$1,871	$1,695
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	151	151
Construction in progress	—	—
	2,645	2,469
Less accumulated depreciation	(784)	(522)
Total	$1,861	$1,947

Accrued expenses and current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued personnel costs	$2,414	$3,543
Accrued research and development costs	6,515	2,983
Current portion of operating lease liability	677	640
Accrued other	605	585
Total	$10,211	$7,751

7. Leases

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). The Company’s Executive Chairperson, co-founder and member of its board of directors, is the sole member and Manager of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the right-of-use asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the “Lease Amendment”) to its Lease with Crossing Holdings, LLC to rent approximately 4,900 square feet of additional office space in

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment coincides with the term of the Lease and ends in 2027. As of June 30, 2023, the weighted-average remaining lease term for the Company's leases was 4.2 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities as of June 30, 2023 are as follows (in thousands):

2023 (remaining six months)	$449
2024	918
2025	945
2026	973
2027	663
Total future minimum lease payments	3,948
Less: Present value adjustment	(569)
Operating lease liabilities	$3,379

Rent expense for each of the three months ended June 30, 2023 and 2022 was $0.2 million. Rent expense for the six months ended June 30, 2023 and 2022 was $0.5 million and $0.4 million, respectively.

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of June 30, 2023 or December 31, 2022.

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

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three and six months ended June 30, 2023 and 2022, respectively.

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

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of June 30, 2023, the Company has not sold any shares of its common stock under the ATM Program.

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

A summary of the Company’s restricted shares of common stock and unvested stock liability, which is included in accrued expenses and other current liabilities on the Company’s balance sheets, is as follows (in thousands, except share data):

	Shares	Liability
Balance at December 31, 2022	47,718	$9
Vested shares	(40,260)	(5)
Balance at June 30, 2023	7,458	$4

11. Stock-Based Compensation

Equity Incentive Award Plans

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. Upon adoption of the 2021 Plan, the Company restricted future grants from its 2018 Plan.

Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2023, the total number of shares available for future issuance was 6,088,014.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	5,396,719	$11.64
Granted	2,764,064	$7.76
Exercised	(7,796)	$0.56
Forfeited	(139,914)	$12.56
Balance at June 30, 2023	8,013,073	$10.30

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,619	$1,212	$3,101	$2,248
General and administrative	2,100	1,405	4,044	2,729
Total	$3,719	$2,617	$7,145	$4,977

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

The number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2023, the Company had issued 82,437 shares of the Company's common stock under the ESPP and had 1,633,813 shares available for future issuance.

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

Expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$213	$181	$427	$352
General and administrative	75	69	150	134
Total expenses	$288	$250	$577	$486

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$60	$60	$120	$120
Total expenses	$60	$60	$120	$120

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Ansari, a co-founder, provides consulting services and advises on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performs these services for a monthly fee of $15,000.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$45	$45	$90	$90
Total expenses	$45	$45	$90	$90

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

In nonclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTACTM molecules. At doses that were observed to be well tolerated in rodents and non-human primates, FA GeneTACTM molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTACTM development candidate (DT-216) was cleared by the U.S. Food and Drug Administration (FDA). Additionally, the FDA has granted Fast Track designation to DT-216 for the treatment of patients with FA. In March 2022, we completed dosing in the first cohort for the single-ascending dose (SAD) Phase 1 clinical trial of DT-216. In December 2022, we reported positive initial data from the SAD clinical trial showing that DT-216 was generally well-tolerated and able to overcome the FXN transcription impairment that causes FA, with a greater than two-fold increase in FXN mRNA in the cohort with the highest response. These data supported the advancement of DT-216 in the multiple-ascending dose (MAD) Phase 1 clinical trial of DT-216.

In August 2023, we reported initial data from the MAD Phase 1 clinical trial of DT-216. In parallel to the MAD Phase 1 study, we conducted an observational study to evaluate FA biomarker assays in blood and skeletal muscle from individuals with FA, FA carriers and normal healthy volunteer controls for use in DT-216 interventional studies. We developed procedures and methods to measure both FXN mRNA and FXN protein in muscle. Initial data from the observational study is based upon a data cutoff of August 7, 2023. The observational study enrolled a total of 56 participants. Skeletal muscle biopsies were obtained from study participants at two visits several days apart to measure FXN mRNA and protein levels and characterize inter-and intra-individual variability.

Study results showed that levels of endogenous FXN mRNA across individuals with FA, FA carriers and healthy individuals differed significantly. Additionally, levels in the interquartile range for FA patients as shown in the blue shaded area in the lower area of the graph on the right in Exhibit 99.1 of this Quarterly Report did not overlap with FA carriers shown in the purple shaded area above the blue shaded area in the same graph, which shows FXN mRNA levels between these two populations are distinct. We believe these data support use of the muscle FXN mRNA assay as a sensitive indicator of clinical activity in FA, with the ability to discriminate clinically meaningful changes in endogenous FXN mRNA. FXN protein measurements in skeletal muscle had substantial overlap between FA patients and carriers and showed high intra-individual variability. More than half of FA patients had 25% or more variation in FXN protein levels between visits, with intra-individual coefficient of variation of 69%. The variability of results observed with this current method substantially limited the utility of FXN protein measurements to assess DT-216 pharmacology.

The MAD Phase 1 clinical trial is a randomized, double-blind, placebo-controlled study designed to evaluate multiple ascending doses of DT-216 administered intravenously in adult patients with FA. The primary and secondary study objectives are to evaluate safety and tolerability, and pharmacokinetics (PK) of three weekly doses of DT-216 in FA patients. As an exploratory objective, we also evaluated FXN expression including levels of FXN mRNA and protein in skeletal muscle biopsies obtained at pre-dose baseline and two and seven days after the third weekly dose. Initial data from the MAD Phase 1 study is based upon a data cutoff of August 7, 2023. The study is fully enrolled but currently ongoing, with blinded PK and pharmacodynamic (PD) data available in the full 100 and 200mg dose cohorts and 11 of 14 participants in the 300mg dose cohort. Safety data remain blinded. The study enrolled 29 adult participants with genetically confirmed FA. Symptomatic FA patients were adequately distributed across dose cohorts. Study participants received three weekly intravenous injections across the 100mg, 200mg, and 300mg cohorts (N=4, 11, and 14, respectively) and were randomized to receive either DT-216 or matching placebo.

DT-216 was generally well-tolerated after three intravenous doses of DT-216 or placebo. There were no treatment-related serious adverse events and no treatment-related discontinuations. All adverse events were mild or moderate. There were five cases of injection site thrombophlebitis observed across all three cohorts; four were considered mild and one was considered moderate. There were no new clinically significant safety observations. Plasma PK data were available in participants at 100mg, 200mg, and 300mg DT-216 doses. Plasma levels of DT-216 were approximately dose proportional. The average DT-216 concentration in muscle was approximately 8-10nM two days after the third weekly dose and approximately 1nM seven days after the third weekly dose in both the 200mg and 300mg cohorts. DT-216 muscle exposure in FA patients was lower than projected from animal studies but was sufficient to result in significant PD response in skeletal muscle.

To better understand the pharmacodynamics of DT-216 directly in tissues relevant for FA disease symptoms, we developed procedures and methods to measure FXN expression in skeletal muscle. As of the data cutoff date and as shown in the graph on the left in Exhibit 99.1 of this Quarterly Report, exploratory analyses of muscle FXN mRNA levels from the Phase 1 MAD study showed that FA patients in the 300mg cohort had a 30% mean increase from baseline in FXN mRNA two days after the third weekly dose, which was significant compared to placebo (p<0.05), with a trend in increased FXN mRNA seven days post dose. The mean increase in FXN mRNA of the 300mg cohort was above the 75th percentile of FA patients from the observational study. There was a significant DT-216 dose-response trend (p<0.05) and tissue exposure-response relationship (p<0.05) with muscle FXN mRNA expression. Based on current methods and procedures, the treatment effect of DT-216 on FXN protein was inconclusive due to high intra-individual variability, consistent with what was seen in the observational study. There was a transient increase of FXN mRNA in peripheral blood mononuclear cells (PBMCs) 24 hours after dose, which is consistent with and confirms the results from the Phase 1 single ascending dose study. As of this data cutoff, PBMC FXN protein results are not available.

We believe the initial results from our MAD Phase 1 trial underscore the promise of DT-216 as a potential disease-modifying treatment for FA. The favorable systemic safety profile and FXN response support continued development of DT-216. However, we have elected to complete dose escalation in this Phase 1 study at the 300mg cohort due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration. We have shifted focus to developing DT-216 with an improved formulation to enable higher exposures and chronic intravenous administration for treatment of FA. Nonclinical studies showed that the injection site reactions were attributable to the excipients in the current DT-216 formulation. We have since shown that an improved formulation had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. We are now conducting bridging nonclinical studies to resume clinical development and expect to begin a multiple-dose Phase 1 clinical trial to assess safety, pharmacokinetics and pharmacodynamics of an improved DT-216 formulation in the second half of 2024, with initial clinical data expected in the first half of 2025.

In December 2022, we nominated our second GeneTACTM development candidate (DT-168), an eye drop for the treatment of FECD. When tested in vitro in FECD patient-derived corneal endothelial cells, our FECD GeneTACTM molecules led to robust reductions in the pathogenic nuclear RNA foci and corrected key mis-spliced transcripts to levels observed in control corneal endothelial cells from unaffected donors. DT-168 was well tolerated and distribution of DT-168 was observed in and through the cornea in animal models after administration via eye drop. We believe these nonclinical data support the potential of our novel GeneTACTM small molecules to correct the most common underlying genetic cause of FECD, and we plan to advance this research program through additional nonclinical studies and submit an IND for DT-168 in the second half of 2023.

Our third program based on the GeneTACTM platform is DM1. Multiple DM1 GeneTACTM molecules elicited robust reduction of nuclear foci and correction of splicing defects in DM1 patient muscle cells. Nonclinical in vivo studies demonstrated distribution of DM1 GeneTACTM molecules to key target tissues including skeletal muscle and heart, achieving tissue concentrations of intact DM1 GeneTACTM molecule that reduced pathogenic nuclear foci to normal levels in our in vitro experiments. We expect to complete IND-enabling studies and submit an IND in 2024.

We have continued to make significant progress in advancing our GeneTACTM portfolio in nonclinical studies to address other serious nucleotide repeat expansion-driven monogenic diseases, and intend to declare additional product candidates as they progress towards the clinic.

We believe the structure and mechanism of action of our GeneTACTM molecules may offer the disease-modifying potential of genomic therapeutics, while also offering broad tissue biodistribution, resolution of aberrant gene expression preserving endogenous regulatory control elements, and leveraging established manufacturing, regulatory, and distribution frameworks for small molecules.

To date, we have incurred net losses and negative cash flows from operations since our inception and as of June 30, 2023 had an accumulated deficit of $150.0 million. Our cash, cash equivalents and investment securities balance as of June 30, 2023 was $303.1 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

We expect our expenses and operating losses will increase substantially for the foreseeable future as we continue to conduct nonclinical studies and clinical trials for our product candidates, nominate additional product candidates from our discovery programs, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company.

Components of Our Results of Operations

Research and Development Expenses

To date, our research and development expenses have consisted primarily of direct and indirect costs incurred in connection with the clinical development, nonclinical development and manufacturing of our product candidates and our discovery efforts. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Direct costs include:

•
external research and development expenses incurred under agreements with contract research organizations, consultants and other vendors that conduct our clinical, nonclinical and discovery activities;
•
expenses related to manufacturing our product candidates for clinical and nonclinical studies;
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

A significant portion of our research and development expenses have been direct costs, which we track by stage of development, nonclinical or clinical. However, we do not track our internal research and development expenses on a program specific basis, because these costs are deployed across multiple projects and, as such, are not separately classified.

We expect that our research and development expenses will increase for the foreseeable future as we continue the development of our FA, FECD and DM1 programs and our other discovery programs, in particular as we advance our product candidates into clinical development. As of the date of this Quarterly Report, we cannot reasonably determine with certainty the timing of initiation, the duration or the completion costs of current or future nonclinical studies and clinical programs of our product candidates due to the inherently unpredictable nature of nonclinical and clinical development. Nonclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future nonclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our future research and development expenses may vary significantly based on a wide variety of factors such as:

•
the number and scope, rate of progress, expense and results of our discovery and nonclinical development activities;
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
•
the scope and costs of designing and implementing drug product improvements (including alternate formulations) and manufacturing our product candidates;
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

The process of conducting the necessary nonclinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates or any future candidates may be affected by a variety of factors. We may never succeed in achieving regulatory approval for any of our product candidates or any future candidates. Further, a number of factors, including those outside of our control, could adversely impact the timing and duration of our product candidates’ or any future candidates’ development, which could increase our research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our operating expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$17,064	$11,295	$5,769
General and administrative	5,532	4,344	1,188
Total operating expenses	$22,596	$15,639	$6,957

Research and Development Expenses. Research and development expenses were $17.1 million and $11.3 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily due to the advancement of our FA program, including clinical development costs, and additional expenses to support our early-stage programs during the three months ended June 30, 2023. In addition, we incurred higher personnel-related costs during the three months ended June 30, 2023 as compared to the same period in 2022, as we expanded the number of research and development employees to support our programs. The increased personnel-related costs include an additional $0.4 million of non-cash stock-based compensation costs incurred during 2023 as compared to 2022.

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
FA DT-216	$7,272	$3,965	$3,307
Other direct	3,361	1,797	1,564
Indirect	6,431	5,533	898
Total research and development expense	$17,064	$11,295	$5,769

General and Administrative Expenses. General and administrative expenses were $5.5 million and $4.3 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily due to additional personnel-related costs incurred during the three months ended June 30, 2023 as compared to the same period in 2022. The increased personnel-related costs include an additional $0.7 million of non-cash stock-based compensation costs incurred during 2023 as compared to 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our operating expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$32,794	$20,054	$12,740
General and administrative	11,453	8,955	2,498
Total operating expenses	$44,247	$29,009	$15,238

Research and Development Expenses. Research and development expenses were $32.8 million and $20.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily due to the advancement of our FA program, including clinical development costs, and additional expenses to support our early-stage programs during the six months ended June 30, 2023. In addition, we incurred higher personnel-related costs during the six months ended June 30, 2023 as compared to the same period in 2022, as we expanded the number of research and development employees to support our programs. The increased personnel-related costs include an additional $0.9 million of non-cash stock-based compensation costs incurred during 2023 as compared to 2022.

The following table summarizes our research and development expenses by program, direct and indirect costs for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
FA DT-216	$12,242	$6,340	$5,902
Other direct	7,727	2,769	4,958
Indirect	12,825	10,945	1,880
Total research and development expenses	$32,794	$20,054	$12,740

General and Administrative Expenses. General and administrative expenses were $11.5 million and $9.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily due to additional personnel-related costs incurred during the six months ended June 30, 2023 as compared to the same period in 2022. The increased personnel-related costs include an additional $1.3 million of non-cash stock-based compensation costs incurred during 2023 as compared to 2022.

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

As of June 30, 2023, we had $303.1 million of combined cash and cash equivalents and investment securities, a decrease of $27.3 million from the $330.4 million of cash and cash equivalents and investment securities at December 31, 2022. This decrease is primarily due to cash used in operations to advance our FA program as well as our early-stage programs. Further detail of the change in our cash and cash equivalents for the six months ended June 30, 2023 and 2022 is summarized below (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(31,228)	$(22,327)	$(8,901)
Investing activities	31,715	(156,542)	188,257
Financing activities	210	(46)	256
Net increase (decrease) in cash and cash equivalents	$697	$(178,915)	$179,612

Operating Activities. The increase in our net cash used in operating activities was primarily due to the $11.0 million increase in net loss for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The higher net loss incurred during the 2023 period was due primarily to the advancement of our FA program as well as increased expense related to our early-stage programs, and higher personnel-related costs to support these activities, including an increase of approximately $2.2 million in non-cash stock-based compensation.

Investing Activities. The increase in net cash provided by investing activities was due to increased proceeds from the maturities of investment securities and a decrease in purchases of investment securities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. We have classified our investments securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2023 was comprised of proceeds received from the issuance of common stock through our employee stock purchase plan and from employee stock option exercises.

Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (2022 Shelf Registration Statement), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (ATM Program). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of June 30, 2023, the Company has not sold any shares of its common stock under the ATM Program.

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

Our future capital requirements will depend on many factors, including:

•
the scope, rate of progress and costs of our drug discovery, nonclinical development activities and clinical trials for any product candidates;
•
the number and scope of clinical programs we decide to pursue;
•
the scope and costs of designing and implementing drug product improvements (including alternate formulations) and manufacturing our product candidates and any future commercial manufacturing activities;
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

For the six months ended June 30, 2023, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an Investigational New Drug Application (IND) in the U.S. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for each of the six months ended June 30, 2023 and 2022.

We may terminate the License Agreement with 90 days written notice or for certain breaches of the agreement. WARF may terminate the License Agreement with 90 days written notice if first commercial sale does not occur before December 31, 2031. Unless terminated earlier by the parties, the term of the License Agreement will continue until the last licensed patent expires in all countries.

Additionally, we enter into agreements in the normal course of business with third-party vendors for nonclinical studies, clinical trial related services, research supplies and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our clinical trials, discovery and clinical programs, personnel and facilities-related expenses, external research and development and product development.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program and our other development programs, early clinical development for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. In March 2022, we completed dosing in the first cohort for the single-ascending dose (SAD) Phase 1 clinical trial of DT-216, our lead FA GeneTACTM product candidate. We announced initial data from our SAD Phase 1 clinical trial in December 2022 and we announced initial data from our multiple-ascending dose (MAD) Phase 1 clinical trial of DT-216 in August 2023. All other product candidates are in nonclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $39.2 million and $63.3 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.*

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially during the next few years. The development of biopharmaceutical product candidates is capital intensive. As our product candidates enter and advance through nonclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution.

As of June 30, 2023, we had $303.1 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the scope, rate of progress and costs of our drug discovery, nonclinical development activities, laboratory testing and clinical trials for any current or future product candidates;
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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and we have only one product candidate in clinical development, with all other research programs still in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and nonclinical studies. Our lead FA GeneTACTM product candidate, DT-216, entered into a SAD Phase 1 clinical trial in March 2022, the first clinical trial for one of our product candidates and we recently completed dosing in the MAD Phase 1 clinical trial of DT-216. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

Because of the early stage of development of our products candidates, our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:

•
completion of nonclinical studies and clinical trials with favorable results;
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

Nonclinical and clinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of nonclinical studies and clinical trials may not be predictive of future trial results. If development of our programs is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.*

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after having promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings emerging while clinical trials were underway and safety or efficacy observations made in nonclinical studies or clinical trials, including previously unreported adverse events. Although we have conducted the SAD Phase 1 and MAD Phase 1 clinical trials and nonclinical studies of DT-216 for the treatment of patients with FA and certain nonclinical studies of DT-168 for the treatment of patients with FECD and other potential product candidates targeting expansion repeat driven diseases, we do not know whether DT-216 or DT-168 or other potential product candidates targeting expansion repeat driven diseases will perform in future clinical trials as they have performed in these prior studies. Furthermore, for some indications that we are pursuing, such as FECD caused by a nucleotide repeat expansion mutation in the TCF4 gene, there are no animal models of the human disease and therefore our ability to predict human disease outcomes may be reduced.

The results of nonclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Adverse safety or efficacy observations in nonclinical studies or clinical trials may result in delays in timelines of our programs before or after clinical trials have commenced. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

While we have conducted nonclinical studies of DT-216 for the treatment of patients with FA, have released initial clinical data from our SAD Phase 1 clinical trial in December 2022 and released initial results from the MAD Phase 1 clinical trial of DT-216 in August 2023 with results showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, previously reported results from the SAD Phase 1 clinical trial showed that a number of patients on DT-216 had injection site thrombophlebitis that were mild or moderate and resolved without treatment. Blinded safety data as of August 7, 2023 showed that DT-216 was generally well-tolerated in the MAD Phase 1 clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100mg, 200mg and 300mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400mg and 600mg cohorts) in the SAD Phase 1 clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the excipients in the current DT-216 formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that an improved formulation had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the Phase 1 MAD trial and the initial results from animal studies using a formulation of DT-216 with alternative excipients, instead of advancing DT-216 with the current formulation through to Phase 2 in the second half of 2023 as originally planned, due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, we have decided to pursue development of an improved formulation of DT-216 that we believe may better support the future clinical development and regulatory pathway for DT-216. We currently anticipate resuming clinical development and expect to begin a multiple-dose phase 1 clinical trial with an improved DT-216 formulation in the second half of 2024, with initial clinical data expected in the first half of 2025. However, there can be no assurance that we will be able to successfully complete development of a new formulation of DT-216 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

We may experience delays in initiating our clinical trials for our product candidates and we cannot be certain that the trials or any other future clinical trials for our product candidates will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure related to:

•
the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our planned clinical trials, or the sufficiency of nonclinical data to initiate clinical trials;
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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.

If we experience delays in the completion, or termination, of any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates will be delayed or not realized at all. In addition, any delays in initiating or completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.*

We have concentrated our research and development efforts on product candidates using our GeneTACTM platform technologies, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our GeneTACTM platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our GeneTACTM platform technologies may not ever result in marketable products. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our clinical trials or commercializing any products on a timely or profitable basis, if at all. Further, because all of our product candidates and development programs are based on the same GeneTACTM platform technologies, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

The biotechnology and biopharmaceutical industries are also rapidly developing, and our competitors may introduce new technologies improving the treatments in the field of expansion repeat driven diseases and small molecules that render our GeneTACTM platform technologies obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates.

If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may not be able to initiate or continue clinical trials planned in the future for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. We may also experience enrollment challenges if patients that would otherwise enroll in our trial choose not to do so, or are not eligible to do so, as a result of treatment with another drug. For example, Reata Pharmaceuticals announced in February 2023 that the FDA approved omaveloxolone for the treatment of FA in adults and adolescents aged 16 years and older, and omaveloxolone became commercially available in June 2023. The approval of omaveloxolone may impact future enrollment of our planned clinical trials. FA patients receiving omaveloxolone may be ineligible to enroll in a clinical trial for DT-216 or may choose not to do so due to the availability of an approved product. Furthermore, patients enrolled in our clinical trials may receive omaveloxolone and we cannot predict the impact of potential drug interactions on trial results. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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
•
foreign taxes, including value-added tax, withholding and payroll taxes;
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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.*

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue our clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt ongoing or planned clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials or nonclinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in December 2022, we reported initial data from the SAD clinical trial for our lead product candidate. Initial safety results from Cohorts 1-5 showed that DT-216 was generally well-tolerated after a single dose of DT-216, but three patients on DT-216 had injection site thrombophlebitis that were mild or moderate and resolved without treatment. Blinded safety data showed that DT-216 was generally well-tolerated in the MAD Phase 1 clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100mg, 200mg and 300mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400mg and 600mg cohorts) in the SAD Phase 1 clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the excipients in the current DT-216 formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that an improved formulation had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the Phase 1 MAD trial and the initial results from animal studies using a formulation of DT-216 with alternative excipients, instead of advancing DT-216 with the current formulation through to Phase 2 in the second half of 2023 as originally planned, due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, we have decided to pursue development of an improved formulation of DT-216 that we believe may better support the future clinical development and regulatory pathway for DT-216. We currently anticipate resuming clinical development and expect to begin a multiple-dose phase 1 clinical trial with an improved DT-216 formulation in the second half of 2024, with initial clinical data expected in the first half of 2025. However, there can be no assurance that we will be able to successfully complete development of a new formulation of DT-216 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

Interim, topline and preliminary data from our nonclinical studies or clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose interim, preliminary or topline data from our nonclinical studies or clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim, topline, or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects.

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete planned clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a Risk Evaluation and Mitigation Strategy (REMS), which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency may also approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
•
limitations in resources that would otherwise be focused on the conduct of our business, our nonclinical studies or our clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “shelter in place” or similar working restrictions;
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

In February 2023, Reata Pharmaceuticals announced that the FDA approved omaveloxolone, a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older and omaveloxolone became commercially available in June 2023. We are also aware of a number of companies with active clinical stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, and (iv) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor. In addition, several companies have stated that they have gene therapy programs for FA including Lacerta Therapeutics, Solid Biosciences, StrideBio, and Voyager Therapeutics.

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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We may rely on third parties to conduct, supervise, and monitor our clinical trials and perform some of our research and nonclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.*

We do not have the ability to conduct all aspects of our nonclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our nonclinical studies and any future clinical trials of our product candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with Good Laboratory Practice (GLP) and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of nonclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our nonclinical studies and clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practice (cGMP) regulations. The failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities, provide services in a timely manner or perform as contractually required. These risks may be heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of COVID-19 or other infectious disease, including quarantines and shelter-in-place orders, which have adversely impacted the supply chain for many research and clinical supplies, including animals for nonclinical testing. In addition, demand for CROs and their resources and services has increased in recent years, which has impacted performance timelines. Furthermore, there are shortages in the supply of materials and animal availability for nonclinical testing, which are required to conduct nonclinical studies. This has led us to experience increased competition for CRO services, including, without limitation, scheduling nonclinical studies and delays in study reporting, which could impact development timelines. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We contract with third parties for the manufacturing and supply of our product candidates for use in nonclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.*

We do not have any manufacturing facilities. We rely on third parties for the manufacture of our product candidates for nonclinical and clinical testing. We will continue to rely on such third parties for commercial product manufacture, if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, as previously announced in May 2023, an unanticipated issue related to the vial stopper used by our vendor for manufacturing DT-216 caused a short delay in product supply for the MAD Phase 1 clinical trial.

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
•
an inability to initiate or continue nonclinical studies or clinical trials of our product candidates under development;

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

Changes in methods of product candidate manufacturing may result in additional costs or delays.*

As product candidates progress through nonclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacture batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue. For instance, while DT-216 was generally well-tolerated and showed the ability to overcome the FXN transcription impairment that causes FA in the SAD Phase 1 clinical trial and the MAD Phase 1 clinical trial, injection site thrombophlebitis was observed in patients at lower dose levels in the Phase 1 MAD trial. Instead of advancing DT-216 with the current formulation through to Phase 2 in the second half of 2023 as originally planned, due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, we have decided to pursue development of an improved formulation of DT-216 with favorable injection site tolerability that we believe may better support the future clinical development and regulatory pathway for DT-216. We currently anticipate resuming clinical development and expect to begin a multiple-dose phase 1 clinical trial with an improved DT-216 formulation in the second half of 2024, with initial clinical data expected in the first half of 2025. However, there can be no assurance that we will be able to successfully complete development of a new formulation of DT-216 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional nonclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

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

We face an inherent risk of product liability as a result of clinical trials of our product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2023, we had 68 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 139 full-time equivalents as of June 30, 2023. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

•
identify, recruit, integrate, maintain and motivate additional qualified personnel;
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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the Inflation Reduction Act will, among other things, (i) direct HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the Inflation Reduction Act will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims), fines and penalties, disruptions of our business operations, reputational harm and other adverse business impacts.*

In the ordinary course of business, we and our collaborators and third-party providers may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, such as proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive information by us and on our behalf. In the United States, federal, state, and local laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data and could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

The California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA), (collectively, CCPA) applies to personal information of consumers, business representatives, employees and other individuals who are California residents, and requires businesses subject to the CCPA to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents, should we become subject to the CCPA in the future. At this time, we do not believe we are subject to the CCPA, but should we expand our operations in California such that the CCPA applies to us, the CCPA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions. Other states have also enacted data privacy laws, including Virginia and Colorado, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely, should we become subject to them in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union's General Data Protection Regulation (EU GDPR) and the United Kingdom's GDPR (UK GDPR) impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area (EEA) and the United Kingdom (UK). For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines up to 20 million Euros / 17.5 million pounds sterling under the UK GDPR, or 4% of the annual global revenue, whichever is greater in either case; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. At this time, we do not believe we are subject to the EU GDPR or the UK GDPR, but should this change, the EU GDPR and the UK GDPR will increase our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms or change our business practices to ensure compliance with European and other foreign data protection rules.

In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations as we expand our clinical trials.

Certain jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EU and UK to the United States in compliance with law, such as the EU and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we may be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require customers to impose specific contractual restrictions on their service providers. We also publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could negatively impact our business operations and compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring our operations.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. For example, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not until issuance of the patent. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, inventorship, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending patent applications may be challenged in patent offices in the United States and abroad. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO or our issued patents may be subject to post-grant review (PGR) proceedings, oppositions, derivations, reexaminations, or inter partes review (IPR) proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our product candidates or their uses could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We sometimes collaborate with academic institutions to accelerate our nonclinical research or development. While it is our policy to avoid engaging our university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.*

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a United States patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension (PTE) based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain PTE or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and nonclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.

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
•
results from clinical trials with our current and future product candidates or of our competitors;
•
adverse results or delays in nonclinical studies or clinical trials;
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

Our information technology systems or sensitive data, or those of our third-party CROs or other contractors or consultants, may fail or suffer security incidents, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates' development programs, compromise sensitive data related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we or our third-party CROs or other contractors or consultants acting on our behalf may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information, health-related data, and personal data) (collectively, sensitive information).

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations. We and our third-party CROs or other contractors or consultants, may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We have outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our sensitive information. We share or receive sensitive information with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

While we have implemented measures designed to protect against security incidents, our security measures may in the future not be sufficient to prevent security incidents. We have no control over the security measures of third parties with whom we share or receive sensitive data. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.*

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, Trade Laws), prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, nonclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investments securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through June 30, 2023, we had used approximately $66.9 million of the net proceeds received from our initial public offering to support our operations.

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

32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Phase 1 MAD Study FXN mRNA Skeletal Muscle Response Chart
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Design Therapeutics, Inc.

Date: August 14, 2023	By:	/s/ João Siffert, M.D.
João Siffert, M.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)