Form 10-Q
period 2023-09-30
Design Therapeutics, Inc.
filed 2023-11-13
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of November 8, 2023, was 56,001,992.

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
•
We are early in our development efforts, with all of our research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,942	$26,500
Investment securities	262,998	303,887
Prepaid expenses and other current assets	3,603	4,732
Total current assets	294,543	335,119
Property and equipment, net	1,778	1,947
Right-of-use asset, related party	3,111	3,612
Other assets	437	459
Total assets	$299,869	$341,137
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,207	$3,025
Accrued expenses and other current liabilities (including related party amounts of $697 and $640 respectively)	10,183	7,751
Total current liabilities	12,390	10,776
Operating lease liability, net, related party	2,522	3,051
Total liabilities	14,912	13,827
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 55,999,692 and 55,943,314 shares issued, 55,997,987 and 55,895,596 shares outstanding at September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	452,018	441,424
Accumulated deficit	(165,784)	(110,764)
Accumulated other comprehensive loss	(1,283)	(3,356)
Total stockholders’ equity	284,957	327,310
Total liabilities and stockholders’ equity	$299,869	$341,137

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (including related party amounts of $247, $264, $764 and $706, respectively)	$13,257	$14,304	$46,051	$34,358
General and administrative (including related party amounts of $132, $137, $402 and $391, respectively)	5,565	4,888	17,018	13,843
Total operating expenses	18,822	19,192	63,069	48,201
Loss from operations	(18,822)	(19,192)	(63,069)	(48,201)
Other income, net	3,033	1,488	8,049	2,233
Net loss	$(15,789)	$(17,704)	$(55,020)	$(45,968)

Net loss per share, basic and diluted	$(0.28)	$(0.32)	$(0.98)	$(0.83)
Weighted-average shares of common stock outstanding, basic and diluted	55,988,691	55,782,329	55,948,867	55,654,490

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(15,789)	$(17,704)	$(55,020)	$(45,968)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	717	(1,546)	2,073	(3,617)
Comprehensive loss	$(15,072)	$(19,250)	$(52,947)	$(49,585)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at June 30, 2023	55,979,199	$6	$448,784	$(2,000)	$(149,995)	$296,795
Exercises of stock options and vesting of restricted stock	18,788	—	15	—	—	15
Stock-based compensation	—	—	3,219	—	—	3,219
Unrealized gain on investments	—	—	—	717	—	717
Net loss	—	—	—	—	(15,789)	(15,789)
Balance at September 30, 2023	55,997,987	$6	$452,018	$(1,283)	$(165,784)	$284,957

Balance at December 31, 2022	55,895,596	$6	$441,424	$(3,356)	$(110,764)	$327,310
Exercises of stock options and vesting of restricted stock	66,844	—	24	—	—	24
Issuance of common stock under employee stock purchase plan	35,547	—	206	—	—	206
Stock-based compensation	—	—	10,364	—	—	10,364
Unrealized gain on investments	—	—	—	2,073	—	2,073
Net loss	—	—	—	—	(55,020)	(55,020)
Balance at September 30, 2023	55,997,987	$6	$452,018	$(1,283)	$(165,784)	$284,957

Balance at June 30, 2022	55,716,761	$6	$435,192	$(2,315)	$(75,720)	$357,163
Exercises of stock options and vesting of restricted stock	123,864	—	153	—	—	153
Stock-based compensation	—	—	2,872	—	—	2,872
Unrealized loss on investments	—	—	—	(1,546)	—	(1,546)
Net loss	—	—	—	—	(17,704)	(17,704)
Balance at September 30, 2022	55,840,625	$6	$438,217	$(3,861)	$(93,424)	$340,938

Balance at December 31, 2021	55,441,926	$6	$429,824	$(244)	$(47,456)	$382,130
Exercises of stock options and vesting of restricted stock	374,490	—	319	—	—	319
Issuance of common stock under employee stock purchase plan	24,209	—	225	—	—	225
Stock-based compensation	—	—	7,849	—	—	7,849
Unrealized loss on investments	—	—	—	(3,617)	—	(3,617)
Net loss	—	—	—	—	(45,968)	(45,968)
Balance at September 30, 2022	55,840,625	$6	$438,217	$(3,861)	$(93,424)	$340,938

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(55,020)	$(45,968)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	399	282
Stock-based compensation	10,364	7,849
Amortization of premiums on investment securities, net	(4,248)	(497)
Non-cash lease expense	28	49
Other	—	4
Change in operating assets and liabilities:
Prepaid expense and other assets	1,151	(2,922)
Accounts payable and other liabilities	1,564	4,977
Net cash used in operating activities	(45,762)	(36,226)
Cash flows from investing activities
Purchases of investment securities	(150,550)	(251,990)
Proceeds from maturities of investment securities	197,760	32,650
Proceeds from sale of asset	—	39
Purchases of property and equipment	(229)	(630)
Net cash provided by (used in) investing activities	46,981	(219,931)
Cash flows from financing activities
Issuance of common stock through employee stock purchase plan	206	225
Proceeds from the exercise of stock options	17	307
Payment of deferred issuance costs	—	(427)
Net cash provided by (used in) financing activities	223	105
Net increase (decrease) in cash and cash equivalents	1,442	(256,052)
Cash and cash equivalents at beginning of period	26,500	298,569
Cash and cash equivalents at end of period	$27,942	$42,517
Supplemental disclosures
Initial recognition of right-of-use asset and operating lease liability	$—	$590
Deferred financing costs in accrued expenses	$—	$75
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$59

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $165.8 million as of September 30, 2023. The Company had cash, cash equivalents and investment securities of $290.9 million as of September 30, 2023, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the nonclinical manufacturing, and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash and cash equivalents as of September 30, 2023 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	September 30, 2023	September 30, 2022
Stock options	9,106,844	5,280,768
Shares subject to repurchase	1,705	69,446
Employee stock purchase plan	79,498	1,774
Total	9,188,047	5,351,988

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2023:
Assets:
Money market funds(1)	$26,245	$26,245	$—	$—
Certificates of deposit	14,067	14,067	—	—
U.S. Treasury securities	224,047	224,047	—	—
U.S. Government agency securities	24,884	—	24,884	—
Total	$289,243	$264,359	$24,884	$—
As of December 31, 2022:
Assets:
Money market funds(1)	$20,895	$20,895	$—	$—
Certificates of deposit	7,929	7,929	—	—
U.S. Treasury securities	265,966	265,966	—	—
U.S. Government agency securities	29,992	—	29,992	—
Total	$324,782	$294,790	$29,992	$—

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The amortized cost, unrealized gains, unrealized losses, allowances for credit losses and fair value of available-for-sale investments aggregated by maturity and security type at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

		As of September 30, 2023
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$9,262	$—	$(52)	$—	$9,210
U.S. Treasury securities	Within 1 year	186,451	1	(880)	—	185,572
U.S. Government agency securities	Within 1 year	17,500	—	(74)	—	17,426
Certificates of deposits	1 year to 2 years	4,900	—	(43)	—	4,857
U.S. Treasury securities	1 year to 2 years	38,669	—	(194)	—	38,475
U.S. Government agency securities	1 year to 2 years	7,499	—	(41)	—	7,458
Total		$264,281	$1	$(1,284)	$—	$262,998

		As of December 31, 2022
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$4,092	$—	$(57)	$—	$4,035
U.S. Treasury securities	Within 1 year	200,938	4	(2,182)	—	198,760
U.S. Government agency securities	Within 1 year	22,663	—	(84)	—	22,579
Certificates of deposits	1 year to 2 years	3,920	7	(33)	—	3,894
U.S. Treasury securities	1 year to 2 years	68,130	2	(926)	—	67,206
U.S. Government agency securities	1 year to 2 years	7,500	—	(87)	—	7,413
Total		$307,243	$13	$(3,369)	$—	$303,887

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

There were 125 and 77 securities in an unrealized loss position at September 30, 2023 and December 31, 2022, respectively. The Company determined that unrealized losses on our available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of September 30, 2023 or December 31, 2022.

The following tables present available-for-sale investments that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of September 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$12,378	$(70)	$1,689	$(26)	$14,067	$(96)
U.S. Treasury securities	140,209	(417)	78,847	(657)	219,056	(1,074)
U.S. Government agency securities	19,928	(70)	4,956	(44)	24,884	(114)
Total	$172,515	$(557)	$85,492	$(727)	$258,007	$(1,284)

	As of December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$2,648	$(47)	$2,824	$(43)	$5,472	$(90)
U.S. Treasury securities	187,570	(1,890)	63,727	(1,218)	251,297	(3,108)
U.S. Government agency securities	27,492	(171)	—	—	27,492	(171)
Total	$217,710	$(2,108)	$66,551	$(1,261)	$284,261	$(3,369)

As of September 30, 2023, the Company held 58 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaid expenses and other current assets on the Company’s balance sheets, was $1.2 million and $1.1 million at September 30, 2023 and December 31, 2022, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$2,395	$3,617
Interest receivable	1,208	1,115
Total	$3,603	$4,732

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$1,884	$1,695
Computer equipment and software	143	102
Furniture and fixtures	521	521
Leasehold improvements	151	151
	2,699	2,469
Less accumulated depreciation	(921)	(522)
Total	$1,778	$1,947

Accrued expenses and current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued personnel costs	$4,066	$3,543
Accrued research and development costs	4,825	2,983
Current portion of operating lease liability	697	640
Accrued other	595	585
Total	$10,183	$7,751

7. Leases

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the right-of-use asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the “Lease Amendment”) to its Lease with Crossing Holdings, LLC to rent approximately 4,900 square feet of additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment coincides with the term of the Lease and ends in 2027. As of September 30, 2023, the weighted-average remaining lease term for the Company's leases was 3.9 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities as of September 30, 2023 are as follows (in thousands):

2023 (remaining three months)	$227
2024	918
2025	945
2026	973
2027	663
Total future minimum lease payments	3,726
Less: Present value adjustment	(507)
Operating lease liabilities	$3,219

Rent expense for each of the three months ended September 30, 2023 and 2022 was $0.2 million. Rent expense for the nine months ended September 30, 2023 and 2022 was $0.7 million and $0.6 million, respectively.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of September 30, 2023 or December 31, 2022.

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

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three and nine months ended September 30, 2023 and 2022, respectively.

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

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

$300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of September 30, 2023, the Company has not sold any shares of its common stock under the ATM Program.

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

A summary of the Company’s restricted shares of common stock and unvested stock liability, which is included in accrued expenses and other current liabilities on the Company’s balance sheets, is as follows (in thousands, except share data):

	Shares	Liability
Balance at December 31, 2022	47,718	$9
Vested shares	(46,013)	(7)
Balance at September 30, 2023	1,705	$2

11. Stock-Based Compensation

Equity Incentive Award Plans

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s IPO. Upon adoption of the 2021 Plan, the Company restricted future grants from its 2018 Plan.

Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2023, the total number of shares available for future issuance was 4,981,208.

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	5,396,719	$11.64
Granted	4,907,564	$5.49
Exercised	(20,831)	$0.81
Forfeited	(1,176,608)	$8.83
Balance at September 30, 2023	9,106,844	$8.71

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,666	$1,224	$4,767	$3,472
General and administrative	1,553	1,648	5,597	4,377
Total	$3,219	$2,872	$10,364	$7,849

In August 2023, the Company granted two stock options, each to purchase up to 525,000 shares of the Company's common stock, which contained both time-based and performance-based conditions. Stock-based compensation expense for awards with performance conditions is recognized ratably over the expected performance period when the achievement of such performance conditions is determined to be probable.

The Company has assessed the probability of achievement of the performance-based conditions and has recorded related stock-based compensation expense to the extent the performance-based conditions were determined to be probable.

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

The number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2023, the Company had issued 82,437 shares of the Company's common stock under the ESPP and had 1,633,813 shares available for future issuance.

12. Related Party Transactions

Lease Agreement

In February 2021, the Company entered into the Lease with Crossing Holdings, LLC to rent laboratory and office space. In March 2022, the Company entered into the Lease Amendment with Crossing Holdings, LLC amending the Lease for additional office space in the same building. Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC.

Expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$202	$219	$629	$571
General and administrative	72	77	222	211
Total expenses	$274	$296	$851	$782

Consulting Agreements

In January 2019, the Company entered into an agreement with the Marlinspike Group, LLC (“Marlinspike Group”) for research support, management, and business consulting services (the “2019 Consulting Agreement”). Further, Marlinspike Group provides the use of approximately 2,120 square feet of its office space in Carlsbad, California to the Company on an as-available basis from time to

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

time pursuant to the agreement. The Company’s Chief Executive Officer and Chairperson of its board of directors is an executive officer of Marlinspike Group.

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$60	$60	$180	$180
Total expenses	$60	$60	$180	$180

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Ansari, a co-founder, provides consulting services and advises on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performs these services for a monthly fee of $15,000.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$45	$45	$135	$135
Total expenses	$45	$45	$135	$135

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

Overview

We are a biopharmaceutical company pioneering the research and development of GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. Certain diseases caused by inherited nucleotide repeat expansion, such as Friedreich ataxia (FA) and fragile X syndrome, can result in reduced gene expression and deficiency of vital proteins; in other diseases, such as myotonic dystrophy type-1 (DM1), Fuchs endothelial corneal dystrophy (FECD), and Huntington disease, the nucleotide repeat expansions result in the generation of toxic gene products, often associated with pathological nuclear foci and broad splicing disruptions. Our GeneTACTM small molecules are designed to selectively target expanded genetic repeat sequences, modulate gene expression either by dialing up or down mRNA transcription, depending on the cause of the disease, and restore cellular health. As a platform, we believe that GeneTACTM molecules have broad potential applicability across currently unaddressed degenerative, monogenic nucleotide repeat expansion diseases affecting millions of individuals worldwide. In October 2023, we initiated a strategic realignment to reduce expenses and extend our cash runway as we focus on long-term growth. We plan to provide an update on our corporate strategy and priorities, and outline our anticipated milestones across our business and pipeline of novel GeneTAC™ small molecules in early 2024.

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

In August 2023, we completed the MAD Phase 1 clinical trial of DT-216. The MAD Phase 1 clinical trial was a randomized, double-blind, placebo-controlled study designed to evaluate multiple ascending doses of DT-216 administered intravenously in adult patients with FA. The primary and secondary study objectives were to evaluate safety and tolerability, and pharmacokinetics (PK) of three weekly doses of DT-216 in FA patients. As an exploratory objective, we also evaluated FXN expression including levels of FXN mRNA and protein in skeletal muscle biopsies obtained at pre-dose baseline and two and seven days after the third weekly dose. Study participants received three weekly intravenous injections across the 100mg, 200mg, and 300mg cohorts (N=4, 11, and 14, respectively) and were randomized to receive either DT-216 or matching placebo.

DT-216 was generally well-tolerated after three intravenous doses of DT-216 or placebo. There were no treatment-related serious adverse events and no treatment-related discontinuations. All adverse events were mild or moderate. There were five cases of injection site thrombophlebitis observed across all three cohorts; four were considered mild and one was considered moderate. DT-216 muscle exposure in FA patients was lower than projected from animal studies but was sufficient to result in significant PD response in skeletal muscle. Exploratory analyses of muscle FXN mRNA levels from the Phase 1 MAD study showed that FA patients in the 300mg cohort had a significant increase from baseline in FXN mRNA two days after the third weekly dose compared to placebo (p<0.05), with a trend in increased FXN mRNA seven days post dose.

We believe the results from our MAD Phase 1 trial underscore the promise of DT-216 as a potential disease-modifying treatment for FA. We elected to complete dose escalation in this Phase 1 study at the 300mg cohort due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration. We have shifted focus to developing

DT-216 with an improved formulation to enable higher exposures and chronic intravenous administration for treatment of FA. Nonclinical studies showed that the injection site reactions were attributable to the excipients in the current DT-216 formulation. We have since shown that an improved formulation had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. We withdrew our IND for DT-216 with the current formulation in October 2023, as we plan to submit a new IND with an improved formulation. We are now conducting bridging nonclinical studies to resume clinical development with a multiple-dose Phase 1 clinical trial to assess safety, pharmacokinetics and pharmacodynamics of an improved formulation.

In December 2022, we nominated our second GeneTACTM development candidate (DT-168), an eye drop for the treatment of FECD. When tested in vitro in FECD patient-derived corneal endothelial cells, our FECD GeneTACTM molecules led to robust reductions in the pathogenic nuclear RNA foci and corrected key mis-spliced transcripts to levels observed in control corneal endothelial cells from unaffected donors. DT-168 was well tolerated and distribution of DT-168 was observed in and through the cornea in animal models after administration via eye drop. We believe these nonclinical data support the potential of our novel GeneTACTM small molecules to correct the most common underlying genetic cause of FECD.

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

To date, we have incurred net losses and negative cash flows from operations since our inception and as of September 30, 2023 had an accumulated deficit of $165.8 million. Our cash, cash equivalents and investment securities balance as of September 30, 2023 was $290.9 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our operating expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$13,257	$14,304	$(1,047)
General and administrative	5,565	4,888	677
Total operating expenses	$18,822	$19,192	$(370)

Research and Development Expenses. Research and development expenses were $13.3 million and $14.3 million for the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily due to the completion of the clinical trial in DT-216 in the three months ended September 2023. The decrease was partially offset with higher personnel-related costs during the three months ended September 30, 2023 as compared to the same period in 2022, as we expanded the number of research and development employees to support our programs. Research and development personnel-related costs include an additional $0.4 million of non-cash stock-based compensation costs incurred during 2023 as compared to 2022.

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
FA DT-216	$2,374	$5,944	$(3,570)
Other direct	4,648	2,379	2,269
Indirect	6,235	5,981	254
Total research and development expense	$13,257	$14,304	$(1,047)

General and Administrative Expenses. General and administrative expenses were $5.6 million and $4.9 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily due to additional personnel-related costs incurred during the three months ended September 30, 2023 as compared to the same period in 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our operating expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$46,051	$34,358	$11,693
General and administrative	17,018	13,843	3,175
Total operating expenses	$63,069	$48,201	$14,868

Research and Development Expenses. Research and development expenses were $46.1 million and $34.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to the advancement of our FA program, including clinical development costs and additional expenses to support our early-stage programs during the nine months ended September 30, 2023. In addition, we incurred higher personnel-related costs during the nine months ended September 30, 2023 as compared to the same period in 2022, as we expanded the number of research and development employees to support our programs. The increased personnel-related costs include an additional $1.3 million of non-cash stock-based compensation costs incurred during 2023 as compared to 2022.

The following table summarizes our research and development expenses by program, direct and indirect costs for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
FA DT-216	$14,616	$12,284	$2,332
Other direct	12,375	5,148	7,227
Indirect	19,060	16,926	2,134
Total research and development expenses	$46,051	$34,358	$11,693

General and Administrative Expenses. General and administrative expenses were $17.0 million and $13.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to additional personnel-related costs incurred during the nine months ended September 30, 2023 as compared to the same period in 2022. The increased personnel-related costs include an additional $1.2 million of non-cash stock-based compensation costs.

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

As of September 30, 2023, we had $290.9 million of combined cash and cash equivalents and investment securities, a decrease of $39.5 million from the $330.4 million of cash and cash equivalents and investment securities at December 31, 2022. This decrease is primarily due to cash used in operations to advance our FA program as well as our early-stage programs. Further detail of the change in our cash and cash equivalents for the nine months ended September 30, 2023 and 2022 is summarized below (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(45,762)	$(36,226)	$(9,536)
Investing activities	46,981	(219,931)	266,912
Financing activities	223	105	118
Net increase (decrease) in cash and cash equivalents	$1,442	$(256,052)	$257,494

Operating Activities. The increase in our net cash used in operating activities was primarily due to the $9.1 million increase in net loss for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The higher net loss incurred during the 2023 period was due primarily to the advancement of our FA program, increased expenses related to our early-stage programs and higher personnel-related costs to support these activities, including an increase of approximately $2.5 million in non-cash stock-based compensation.

Investing Activities. The increase in net cash provided by investing activities was due to increased proceeds from the maturities of investment securities and a decrease in purchases of investment securities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2023 was comprised of proceeds received from the issuance of common stock through our employee stock purchase plan and from employee stock option exercises.

Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (2022 Shelf Registration Statement), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (ATM Program). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of September 30, 2023, the Company has not sold any shares of its common stock under the ATM Program.

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

For the nine months ended September 30, 2023, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an Investigational New Drug Application (IND) in the U.S. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for each of the nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program and our other development programs, early clinical development for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. In March 2022, we completed dosing in the first cohort for the single-ascending dose (SAD) Phase 1 clinical trial of DT-216, our lead FA GeneTACTM product candidate. We announced initial data from our SAD Phase 1 clinical trial in December 2022 and initial data from our multiple-ascending dose (MAD) Phase 1 clinical trial of DT-216 in August 2023. We withdrew our investigational new drug application (IND) for DT-216 in October 2023, as we plan to submit a new IND with an improved formulation. As a result, all of our product candidates are in nonclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $55.0 million and $63.3 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2023, we had $290.9 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts, with all of our research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and nonclinical studies. Our lead FA GeneTACTM product candidate, DT-216, entered into a SAD Phase 1 clinical trial in March 2022, the first clinical trial for one of our product candidates and we completed the MAD Phase 1 clinical trial of DT-216 in August 2023. We withdrew our IND for DT-216 in October 2023, as we plan to submit a new IND with an improved formulation. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

Nonclinical and clinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of nonclinical studies and clinical trials may not be predictive of future trial results. If development of our programs is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.*

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after having promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings emerging while clinical trials were underway and safety or efficacy observations made in nonclinical studies or clinical trials, including previously unreported adverse events. Although we have conducted clinical and nonclinical studies of DT-216 for the treatment of patients with FA, certain nonclinical studies of DT-168 for the treatment of patients with FECD and certain nonclinical studies of other potential product candidates targeting expansion repeat driven diseases, we do not know whether DT-216 or DT-168 or other potential product candidates targeting expansion repeat driven diseases will perform in future clinical trials as they have performed in these prior studies. Furthermore, for some indications that we are pursuing, such as FECD caused by a nucleotide repeat expansion mutation in the TCF4 gene, there are no animal models of the human disease and therefore our ability to predict human disease outcomes may be reduced.

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

While we have conducted nonclinical studies of DT-216 for the treatment of patients with FA, have released initial clinical data from our SAD Phase 1 clinical trial in December 2022 and released initial results from the MAD Phase 1 clinical trial of DT-216 in August 2023 with results showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, previously reported results from the SAD Phase 1 clinical trial showed that a number of patients on DT-216 had injection site thrombophlebitis that were mild or moderate and resolved without treatment. Blinded safety data as of August 7, 2023 showed that DT-216 was generally well-tolerated in the MAD Phase 1 clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100mg, 200mg and 300mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400mg and 600mg cohorts) in the SAD Phase 1 clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the excipients in the current DT-216 formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that an improved formulation had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the Phase 1 MAD trial and the initial results from animal studies using a formulation of DT-216 with alternative excipients, instead of advancing DT-216 with the current formulation through to Phase 2 in the second half of 2023 as originally planned, due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, we have decided to pursue development of an improved formulation of DT-216 that we believe may better support the future clinical development and regulatory pathway for DT-216. We withdrew our IND for DT-216 in October 2023, as we plan to submit a new IND with an improved formulation. However, there can be no assurance that we will be able to successfully complete development of a new formulation of DT-216 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. We may also experience enrollment challenges if patients that would otherwise enroll in our trial choose not to do so, or are not eligible to do so, as a result of treatment with another drug. For example, Reata Pharmaceuticals, which was acquired by Biogen in September 2023, announced in February 2023 that the FDA approved omaveloxolone for the treatment of FA in adults and adolescents aged 16 years and older, and omaveloxolone was commercially launched in June 2023. The approval of omaveloxolone may impact future enrollment of our planned clinical trials. FA patients receiving omaveloxolone may be ineligible to enroll in a clinical trial for DT-216 or may choose not to do so due to the availability of an approved product. Furthermore, patients enrolled in our clinical trials may receive omaveloxolone and we cannot predict the impact of potential drug interactions on trial results. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue our clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt ongoing or planned clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials or nonclinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in December 2022, we reported initial data from the SAD clinical trial for our lead product candidate. Initial safety results from Cohorts 1-5 showed that DT-216 was generally well-tolerated after a single dose of DT-216, but three patients on DT-216 had injection site thrombophlebitis that were mild or moderate and resolved without treatment. Blinded safety data as of a data cutoff of August 7, 2023 showed that DT-216 was generally well-tolerated in the MAD Phase 1 clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100mg, 200mg and 300mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400mg and 600mg cohorts) in the SAD Phase 1 clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the excipients in the current DT-216 formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that an improved formulation had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the Phase 1 MAD trial and the initial results from animal studies using a formulation of DT-216 with alternative excipients, instead of advancing DT-216 with the current formulation through to Phase 2 in the second half of 2023 as originally planned, due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, we have decided to pursue development of an improved formulation of DT-216 that we believe may better support the future clinical development and regulatory pathway for DT-216. We withdrew our IND for DT-216 in October 2023, as we plan to submit a new IND with an improved formulation. However, there can be no assurance that we will be able to successfully complete development of a new formulation of DT-216 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

In February 2023, Reata Pharmaceuticals announced that the FDA approved omaveloxolone, a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older and omaveloxolone was commercially launched in June 2023. Reata Pharmaceuticals was acquired by Biogen in September 2023. We are also aware of a number of companies with active clinical stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, and (iv) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor. In addition, several companies have stated that they have gene therapy programs for FA including CRISPR Therapeutics, Prime Medicine, Lacerta Therapeutics, Solid Biosciences, and Voyager Therapeutics.

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

We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) anti-miRNA oligonucleotides under evaluation by Arthex Biotech, (iii) Astellas Pharma evaluating an AAV-antisense candidate, (iv) Avidity Biosciences evaluating an antibody linked siRNA, (v) Dewpoint Therapeutics evaluating condensate modifying drugs, (vi) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (vii) Entrada Therapeutics evaluating a peptide conjugated oligonucleotide, (viii) an AAV-based RNA degrading gene therapy by Enzerna Biosciences, (ix) small molecules interacting with RNA under evaluation by Expansion Therapeutics, (x) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (xi) Juvena Therapeutics evaluating JUV-161, a stem cell-secreted protein, (xii) PepGen evaluating a peptide conjugated antisense oligonucleotide, and (xiii) gene editing treatments by Vertex Pharmaceuticals.

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

Changes in methods of product candidate manufacturing may result in additional costs or delays.*

As product candidates progress through nonclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacture batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue. For instance, while DT-216 was generally well-tolerated and showed the ability to overcome the FXN transcription impairment that causes FA in the SAD Phase 1 clinical trial and the MAD Phase 1 clinical trial, injection site thrombophlebitis was observed in patients at lower dose levels in the Phase 1 MAD trial. Instead of advancing DT-216 with the current formulation through to Phase 2 in the second half of 2023 as originally planned, due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, we have decided to pursue development of an improved formulation of DT-216 with favorable injection site tolerability that we believe may better support the future clinical development and regulatory pathway for DT-216. We withdrew our IND for DT-216 in October 2023, as we plan to submit a new IND with an improved formulation. However, there can be no assurance that we will be able to successfully complete development of a new formulation of DT-216 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of October 31, 2023, we had 57 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 122 full-time equivalents as of October 31, 2023. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors when needed, we may not be able to successfully implement the tasks necessary to further develop and eventually commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Risks Related to Government Regulation

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Although we do not currently have any products on the market, our operations may be, directly or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information;
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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the Inflation Reduction Act, among other things, (i) directs HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the Inflation Reduction Act will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm and other adverse business impacts.*

In the ordinary course of business, we and our collaborators and third-party providers may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, such as proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive information by us and on our behalf. In the United States, federal, state, and local laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data and could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

Certain jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EU and UK to the United States in compliance with law, such as the EU and UK’s standard contractual clauses and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant organizations based in the United States who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Our employees and personnel may use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could negatively impact our business operations and compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our product candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring our operations.

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

We may not be able to protect our intellectual property rights throughout the world.*

Patents are of national or regional effect, and although we currently have issued patents and pending applications in the United States, filing, prosecuting and defending patents on all of our research programs and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obvious-type double patenting. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.*

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
•
it is possible that noncompliance with the USPTO and foreign governmental patent agencies’ requirement for a number of procedural, documentary, fee payment and other provisions during the patent process can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
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
•
we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that are directed to our product candidates or uses thereof in the United States or in other foreign countries;
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
•
we may fail to adequately protect and police our trademarks, copyrights and trade secrets; and
•
the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.

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

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation informally titled the Tax Cuts and Jobs Act; the Coronavirus Aid, Relief, and Economic Security Act; and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. The Biden administration and Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results from operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations. We and our third-party CROs or other contractors or consultants, may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Applicable data privacy and security obligations as well as public company disclosure obligations may require us to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse impacts. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include the following: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may impact our ability to conduct clinical trials or bring any approved products to market, and negatively impact our ability to grow and operate our business. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

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

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine and the two countries are now at war. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. Additionally, in October 2023, Hamas attacked Israel resulting in a state of war between Hamas and Israel and creating the risk of a larger regional conflict. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions has affected and could further affect, potentially materially and adversely, global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investment securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through September 30, 2023, we had used approximately $74.4 million of the net proceeds received from our initial public offering to support our operations.

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

10.1	Separation Agreement by and between the Company and João Siffert, M.D., dated August 25, 2023.
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

Design Therapeutics, Inc.

Date: November 13, 2023	By:	/s/ Pratik Shah, Ph.D.
Pratik Shah, Ph.D.
President, Chief Executive Officer and Chairperson
(Principal Executive and Financial Officer)