Form 10-K
period 2023-12-31
Design Therapeutics, Inc.
filed 2024-03-19
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2023, the last business day of the Registrant's most recently completed second quarter, was approximately $163,518,409.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2024 was 56,494,271.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than April 29, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our expectations for resuming clinical development of our program in Friedrich ataxia and announcing data therefrom and the timing thereof;
•
the side effect profile observed in nonclinical testing of DT-216P2 being indicative of the side effect profile that may be expected in clinical studies, and in general the ability of DT-216P2 to prevent injection site thrombophlebitis or other limiting side effects;
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

Unless the context otherwise indicates, references in this Annual Report to the terms “Design”, “the Company”, “we”, “our”, and “us” refer to Design Therapeutics, Inc., and references to our “common stock” refers to our voting common stock.

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
•
We are early in our development efforts, with our research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.
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

Item 1. Business.

As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “Design,” “our company,” “we,” “us,” and “our” refer to Design Therapeutics, Inc., a Delaware corporation.

Overview

We are a biopharmaceutical company pioneering the research and development of GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. Certain diseases caused by inherited nucleotide repeat expansion, such as Friedreich ataxia (FA) and fragile X syndrome, can result in reduced gene expression and deficiency of vital proteins; in other diseases, such as myotonic dystrophy type-1 (DM1), Fuchs endothelial corneal dystrophy (FECD), and Huntington's disease (HD), the nucleotide repeat expansions result in the generation of toxic gene products, often associated with pathological nuclear foci and broad splicing disruptions or the expression of mutant proteins that form toxic aggregates. Our GeneTACTM small molecules are designed to selectively target expanded genetic repeat sequences, modulate gene expression either by dialing up or down mRNA transcription, depending on the cause of the disease, and restore cellular health. As a platform, we believe that GeneTACTM molecules have broad potential applicability across currently unaddressed degenerative, monogenic nucleotide repeat expansion diseases affecting millions of individuals worldwide.

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTACTM molecules. At doses that were observed to be well tolerated in rodents and non-human primates (NHPs), FA GeneTACTM molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTACTM small molecule, DT-216, formulated as the prior DT-216 product candidate, was cleared by the U.S. Food and Drug Administration (FDA) to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the single-ascending dose (SAD) Phase 1 clinical trial showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, with a greater than two-fold increase in FXN mRNA in the cohort with the highest response. These data supported the subsequent advancement of DT-216 in the multiple-ascending dose (MAD) Phase 1 clinical trial of the prior DT-216 product candidate. In August 2023, we reported data from the MAD Phase 1 clinical trial showing that after three weekly intravenous administrations of the prior DT-216 product candidate, DT-216 levels in plasma and skeletal muscle tissue were both transient. This transient exposure was sufficient to lead to an increase in FXN mRNA in tissue, but longer exposure is likely needed to drive sustained increase of FXN mRNA and protein. DT-216 was generally well-tolerated in the MAD study. In patients receiving the prior DT-216 product candidate, we observed five cases of injection site thrombophlebitis, which we believe were attributable to the formulation excipients. We then shifted focus to developing DT-216 with an improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels with DT-216P2 than was seen in studies previously conducted with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple intravenous administrations of DT-216P2. We aim to complete GLP studies by the end of 2024 and, subject to regulatory clearance, expect to initiate clinical trials with DT-216P2 in FA patients in 2025.

In December 2022, we nominated our second GeneTACTM small molecule, DT-168, an eye drop for the treatment of FECD. When tested in vitro in FECD patient-derived corneal endothelial cells, our FECD GeneTACTM molecules led to robust reductions in the pathogenic nuclear RNA foci and corrected key mis-spliced transcripts to levels observed in control corneal endothelial cells from unaffected donors. DT-168 was well tolerated and distribution of DT-168 was observed in and through the cornea in animal models after administration via eye drop. We believe these preclinical data support the potential of our novel GeneTACTM small molecules to correct the most common underlying genetic cause of FECD. We submitted an IND for DT-168 in late 2023 and have received FDA clearance. We expect to initiate Phase 1 development for DT-168 in 2024. We are currently conducting an observational study in FECD patients where we plan to recruit 200 patients to confirm disease characteristics and deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. This will inform our subsequent clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success.

Our third program based on the GeneTACTM platform is focused on HD. We are currently conducting preclinical studies on two promising HD GeneTACTM candidate molecules, candidate molecule 1 and candidate molecule 2. We have observed reduced mutant HTT (mtHTT) mRNA and protein and preservation of wild type HTT (wtHTT) in HD patient cells after treatment with our HD GeneTACTM candidate molecules. In in vivo studies in zQ175DN mice, an animal model of HD, we observed a reduction of over 50% in mtHTT RNA and protein in the brain striatum after eight weeks of systemic administration of our HD GeneTACTM candidate molecules. In the same study, wtHTT mRNA and protein levels were shown to be preserved after treatment with our HD GeneTACTM candidate molecules. Our HD GeneTACTM candidate molecules were shown to be well tolerated in rodents and NHPs at all doses tested. We believe these data support the potential for our HD GeneTACTM candidate molecules to correct the underlying cause of HD. We plan to continue to evaluate these HD candidate molecules in nonclinical studies and expect to nominate one of them as a development candidate.

Our fourth program based on the GeneTACTM platform is focused on DM1. Multiple DM1 GeneTACTM molecules elicited robust reduction of nuclear foci and improvement of splicing defects in DM1 patient muscle cells to levels observed in muscle cells from healthy individuals. We plan to continue evaluating the properties of our DM1 GeneTACTM molecules in both in vivo and in vitro preclinical studies in order to nominate a development candidate.

We have continued to make significant progress in advancing our GeneTACTM portfolio in preclinical studies to address other diseases and intend to declare additional product candidates as they progress towards the clinic.

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

GeneTACTM molecules represent a novel class of small molecules designed to act on a diverse array of diseases and selectively target genetic repeat sequences, modulate gene expression either by dialing up or down mRNA transcription, and restore cellular health. We have developed a proprietary framework that combines our understanding of medicinal chemistry and structure-activity relationships that allow us to design DNA-targeting moieties that are connected via a linker to ligand moieties that engage and modulate the transcriptional machinery. GeneTACTM molecules are heterobifunctional, meaning that they are comprised of two principal moieties that are each designed to have a unique function:

•
DNA-Targeting Moiety: one end of the GeneTACTM molecule is a DNA targeting molecule that has been designed to recognize and target the molecule to the specific nucleotide repeat sequence of interest (e.g. the repeated guanine-adenine-adenine (GAA) sequence seen in the first intron of the FXN gene seen in FA or the cytosine-thymine-guanine (CTG) repeat in the 3’ non-coding region of the dystrophy myotonic protein kinase (DMPK) gene seen in DM1).

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

•
Reduction of Toxic Gene Product Levels: Another type of nucleotide repeat expansion disease occurs when the transcription process results in the accumulation of toxic gene products (e.g. DM1, HD, FECD), and in some cases the formation of nuclear foci, leading to multiple downstream cellular dysfunctions. In these cases, a single copy of expanded repeat containing allele is sufficient to cause the disease. Our GeneTACTM molecules are designed to selectively target the abnormally expanded nucleotide repeat to block the formation of the downstream toxic gene product and restore cellular function without interfering with the gene expression of the normal allele.

Our understanding of the properties of the GeneTACTM molecules is based on data-driven assessments of compounds we have designed and synthesized, as well as experience with our most advanced compounds for FA, FECD, HD and DM1 tested in vitro and in vivo. We continue to develop know-how of diverse configurations of DNA targeting, linker, and ligand moieties that drive the drug properties of molecules which are best suited to be developed for treating the underlying cause of each specific disease. This understanding of GeneTACTM chemistry has enabled us to generate multiple candidates designed to have optimal potential therapeutic and drug characteristics.

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

Our lead candidates and early development programs are summarized in the table below in Figure 1:

Figure 1: GeneTACTM Pipeline

FA Program Overview (DT-216 and DT-216P2)

Our FA program is focused on the development of a potentially disease-modifying treatment. FA is a devastating monogenic, autosomal recessive progressive disease caused by low levels of endogenous FXN due to abnormally expanded GAA triplet repeat expansions in the first intron of the FXN gene, which encodes the mitochondrial protein FXN. The disease is characterized by spinocerebellar ataxia, dysarthria, pyramidal weakness, deep sensory loss, hypertrophic cardiomyopathy, skeletal abnormalities, and diabetes mellitus. Clinical onset occurs most often around puberty, leads to severe disability by early adulthood, with substantial functional loss, wheelchair dependence, and loss of quality of life. Affected individuals have reduced life expectancy, with many premature deaths caused by complications of cardiomyopathy at about the end of the fourth decade of life.

The estimated prevalence of FA is 1 in 40,000-50,000, affecting more than 5,000 individuals living in the United States and more than 20,000 in Europe. Our FA GeneTACTM candidate is designed to address the genetic basis of the disease by restoring functional FXN protein levels. In August 2023, we reported positive data from the MAD Phase 1 clinical trial with the prior DT-216 product candidate showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA. Data from the MAD trial suggests more sustained exposure is likely needed to achieve more durable increase in FXN expression, and we observed five cases of injection site thrombophlebitis that we believe were attributable to the formulation excipients in the prior DT-216 product candidate. We elected to complete dose escalation in the MAD trial at the 300mg cohort due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration. We then shifted focus to developing DT-216 with an improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels after administration of DT-216P2 than was seen in studies with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple intravenous administrations of DT-216P2. In October 2023, we withdrew our IND for the prior DT-216 product candidate and plan to submit a new IND with DT-216P2. We aim to complete GLP studies by the end of 2024 and, subject to regulatory clearance, expect to initiate clinical trials with DT-216P2 in FA patients in 2025.

FECD Program Overview (DT-168)

Our FECD program is focused on the development of a potentially disease-modifying medical treatment for FECD. FECD is characterized by progressive degeneration of the corneal endothelium and subsequent loss of vision. This genetic eye disease affects millions of people in the United States, with approximately 75% of cases caused by a CTG trinucleotide repeat expansion within the transcription factor 4 (TCF4) gene, leading to the formation of pathogenic RNA foci, global splicing dysregulation, cellular dysfunction, and eventual loss of corneal endothelial cells. Due to the lack of disease-modifying therapies approved for FECD, corneal surgery is currently the only approved procedure used to restore vision. Our approach utilizes our FECD GeneTACTM molecules to selectively target the expanded CTG repeats in the TCF4 gene to reduce RNA foci formation and mis-splicing. We believe our preclinical data support the potential of our FECD GeneTACTM small molecules to correct the most common underlying genetic cause of FECD. We submitted an IND for DT-168 in late 2023 and have received FDA clearance. We expect to initiate Phase 1 development for DT-168 in 2024. We are currently conducting an observational study in FECD patients where we plan to recruit 200 patients to confirm disease characteristics and deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. This will inform our subsequent clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success.

HD Program Overview

Our HD program is focused on the development of a potentially disease-modifying treatment for HD. HD is a dominantly inherited, monogenic neurodegenerative disease characterized by progressive movement, cognitive and psychiatric disorders. Symptoms of HD typically appear between the ages of 30 and 50 and worsen over the next 10 to 25 years, leading to death in approximately 15 years, on average, after the onset of motor signs and symptoms. People with advanced HD need full-time care to help with their day-to-day activities, and they ultimately succumb to pneumonia, heart failure or other complications. HD is caused by a mutation that leads to an increased number of CAG triplet repeats in Exon 1 of the HTT gene. Expression of mutant HTT negatively affects many cellular functions, leading to neuronal death and brain atrophy as symptoms manifest. It is estimated that approximately 40,000 people in the United States have symptomatic HD. More than 200,000 people in the United States are at risk of developing HD. Our HD GeneTACTM molecules are designed to address the genetic cause of the disease by dialing down the expression of the mutant HTT gene while preserving the normal HTT gene expression. We have two promising HD GeneTACTM candidate molecules that were shown to selectively dial down the expression of the mutant HTT allele in HD patient derived cells as well as a HD mouse model. We plan to continue to evaluate these HD candidate molecules in nonclinical studies and expect to nominate one of them as a development candidate.

DM1 Program Overview

Our DM1 program is focused on the development of a potentially disease-modifying treatment for DM1. DM1 is a monogenic, autosomal dominant, progressive neuromuscular disease that affects skeletal muscle, heart, brain, and other organs. The cardinal features include muscle weakness, myotonia (slow muscle relaxation), and early cataracts. In addition, affected individuals often experience cardiac arrhythmias, changes in neuropsychological function, and gastrointestinal symptoms. DM1 is caused by a mutation in the DMPK gene and is estimated to have a genetic prevalence of 1 in 2,300-8,000 people, affecting more than 70,000 people in the United States and more than 90,000 people in Europe. Our DM1 GeneTACTM molecules are designed to address the genetic cause of the disease by preventing the expression of mutant gene product and consequently of pathogenic nuclear foci. We plan to continue evaluating the properties of our DM1 GeneTACTM molecules in both in vivo and in vitro preclinical studies in order to nominate a development candidate.

Research Program Overview

We are also advancing our GeneTACTM product candidate portfolio into development in other diseases. Additionally, our medicinal chemistry experiences with GeneTACTM molecules allow us to more rapidly design GeneTACTM molecules for additional proposed indications.

Our Strategy

We aim to leverage our GeneTACTM platform to design, develop and commercialize a pipeline of disease-modifying therapeutic candidates designed to treat a wide range of inherited nucleotide repeat expansion diseases for which there is urgent unmet medical need. In order to achieve our goal, we intend to:

•
Advance our Lead Program in FA Through Clinical Development to Offer Meaningful Patient Benefit. FA is a monogenic, autosomal recessive, progressive multi-system disease that affects organ systems highly dependent on mitochondrial function, eventually leading to neurological, cardiac, and metabolic dysfunction. Our FA GeneTACTM molecules are specifically designed to restore levels of endogenous FXN, the underlying cause of FA. Restoration of FXN has been shown to improve FA-like symptoms in animal models. We believe that demonstrating clinical proof of concept by restoring FXN expression in FA patients may confirm the therapeutic potential of our FA GeneTACTM molecules and underscore the broader potential of our GeneTACTM platform. In February 2022, the IND for our lead FA GeneTACTM small molecule, DT-216, formulated as the prior DT-216 product candidate was cleared by the FDA to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the SAD Phase 1 clinical trial showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, with a greater than two-fold increase in FXN mRNA in the cohort with the highest response. These data supported the subsequent advancement of DT-216 in the MAD Phase 1 clinical trial of the prior DT-216 product candidate. In August 2023, we completed the MAD Phase 1 clinical trial of the prior DT-216 product candidate, where we observed that the exposures in plasma and muscle were both transient. This transient exposure was shown to be sufficient to result in a significant increase from baseline in FXN mRNA. DT-216 was shown to be generally well-tolerated in the MAD trial. There were five mild to moderate cases of injection site thrombophlebitis observed in patients who received the prior DT-216 product candidate. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate. We elected to complete dose escalation in this Phase 1 trial at the 300mg cohort due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration. We then shifted focus to developing DT-216 with a new formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in an improved product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained plasma PK with DT-216P2 than was seen with the prior DT-216 product candidate and a favorable injection site tolerability profile. We aim to complete GLP studies by the end of 2024 and, subject to regulatory clearance, expect to initiate clinical trials with DT-216P2 in FA patients in 2025.

•
Advance our FECD Program Through Clinical Development to Offer Meaningful Patient Benefit. FECD is a genetic eye disease characterized by bilateral degeneration of corneal endothelial cells and progressive loss of vision, for which the only approved option for treatment is corneal surgery. DT-168 is our FECD GeneTACTM small molecule designed to target the CTG repeats in the TCF4 gene and selectively block transcription of the expansion-containing allele. We submitted an IND for DT-168 in late 2023 and have received FDA clearance. We expect to initiate Phase 1 development for DT-168 in 2024.

•
Advance our HD Program Through Clinical Development to Offer Meaningful Patient Benefit. HD is a serious monogenic neurodegenerative disease characterized by progressive movement, cognitive and psychiatric disorders. There are currently no approved therapies that can reverse or slow down the course of HD, as a result, patients only receive medications to manage movement and psychiatric symptoms as their conditions continue to deteriorate, leaving a high unmet medical need and opportunity for new disease-modifying therapies. Our HD GeneTACTM molecules are designed to address the root cause of HD by selectively dialing down the expression of the toxic mtHTT gene. We have two promising HD GeneTACTM candidate molecules that were shown to selectively dial down the expression of the mutant HTT allele in HD patient derived cells as well as a HD mouse model. We plan to continue to evaluate these HD candidate molecules in preclinical studies and expect to nominate one of them as a development candidate.

•
Advance our DM1 Program Through Clinical Development to Offer Meaningful Patient Benefit. DM1 is a serious monogenic degenerative disease for which there are currently no available treatments. Our DM1 GeneTACTM molecules are specifically designed to reduce the formation of CUG repeat hairpin structures that trap splicing factors and form pathogenic nuclear foci that cause DM1. Blocking the formation of CUG foci has demonstrated phenotypic benefit. We believe that demonstrating clinical proof of concept by reducing the repeat hairpin structures in DM1 patients may confirm the therapeutic potential of this candidate. We plan to continue evaluating the properties of our DM1 GeneTACTM molecules in both in vivo and in vitro preclinical studies in order to nominate a development candidate.
•
Leverage our GeneTACTM Platform to Expand our Pipeline and Address Additional Diseases with Significant Unmet Medical Need. We plan to advance our GeneTACTM portfolio to develop additional genomic medicines.

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

•
Establish a Leadership Position in Genetic Diseases by Continuing to Build and Leverage our Relationships with the Key Opinion Leaders, Physicians, and Patients. We have an established advisory network of pharmaceutical research and development experts, scientists, clinicians and patient organizations in areas relevant to our programs. We have continued to grow our network as needed to inform our programs with the most up to date data and practices that might enhance our ability to effectively bring potentially life-saving treatments to patients in need.

Our History and Team

Our company was created to design, develop and commercialize a novel class of small molecule therapeutic candidates (GeneTACTM molecules) designed to directly address the underlying basis of genetic disease. To achieve this goal, we have assembled a management team with extensive experience in the design, development and commercialization of drugs for serious diseases.

Our company was started by Pratik Shah, Ph.D. and Aseem Z. Ansari, Ph.D. Dr. Shah, our Co-Founder, President, Chief Executive Officer and Chairperson, has more than 30 years of experience founding and leading biopharmaceutical companies and healthcare investment decisions. Dr. Ansari, our Co-Founder, is an internationally recognized pioneer in transcriptional regulation and DNA targeting molecules and the chair of the Department of Chemical Biology and Therapeutics at St. Jude Children’s Research Hospital. Sean Jeffries, Ph.D., our Chief Operating Officer, brings over 20 years of experience in business development, portfolio management, and research and development strategy for both emerging and large biopharmaceuticals companies. Jae B. Kim, M.D., our Chief Medical Officer, has more than 25 years of experience in the medical and biotech fields as a physician and in bringing multiple therapies through clinical development to submission for approval to the FDA.

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

Our Portfolio

Friedreich Ataxia

Disease Overview, Prevalence, Current Treatment Landscape and Our Approach

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

FA is caused by low levels of endogenous FXN due to abnormally expanded GAA triplet repeats found in the first intron of the FXN gene. The number of repeats ranges from up to approximately 30 GAA repeats in healthy individuals to over several hundred to over 1,000 in FA patients. The expanded triplet repeat results in gene silencing and reduction in capacity to produce the FXN protein, which is required for proper functioning of the mitochondria and ultimately the entire cell. Levels of FXN correlate inversely with disease severity, and when levels are reduced to levels of approximately 25% of normal healthy individuals, iron homeostasis and iron-sulfur cluster synthesis are impaired, leading to general impairment of normal mitochondrial function. Heterozygote carriers typically have approximately half of the FXN levels of normal individuals, but are asymptomatic and hence on average, the doubling of FXN protein levels in FA patients to achieve carrier levels or higher is expected to restore mitochondrial function and provide therapeutic benefit.

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

On February 28, 2023, Reata Pharmaceuticals announced that the FDA approved omaveloxolone for the treatment of FA in adults and adolescents aged 16 years and older. In addition, there are several product candidates in clinical development but neither omaveloxolone nor any of these product candidates have shown the ability to restore the deficiency in endogenous FXN protein, which is the underlying cause of the disease. There remains a high unmet medical need for disease-modifying therapies, and we believe our FA GeneTACTM molecules present a highly attractive and differentiated profile.

Our FA program is based on GeneTACTM small molecules consisting of a DNA-targeting moiety designed to target the expanded GAA repeat sequence in the first intron of the FXN gene in FA patients, linked to a ligand moiety designed to recruit an endogenous transcriptional elongation complex to unblock the transcriptional machinery, and restore the production of endogenous FXN proteins to therapeutic levels.

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

Increase in FXN mRNA and Protein in FA Patient-Derived Neurons

Continuous exposure to low doses of DT-216 (10 or 100nM) increased FXN expression in neurons derived from an FA patient stem cell line (Figure 3). Increases in FXN mRNA levels preceded increases in FXN protein, consistent with the typical pattern of gene expression. Of note, the increase in FXN protein levels after continuous treatment with 10 or 100 nM of DT-216 resulted in similar FXN protein levels which were also similar to - and did not exceed - those in a non-FA patient-derived neurons in culture (grey horizontal bar in Figure 3 right panel).

Figure 3: FXN mRNA and protein levels in FA patient-derived neurons

Figure 3. FA patient-derived neurons were incubated with 10 or 100 nM of DT-216 continuously, and cells were harvested for determination of FXN mRNA (left) or protein (right) levels on Days 3, 7, 10, and 14. Data are depicted as Mean ± SD (n=3/group). Grey horizontal bar (right panel) indicates range of FXN protein levels in non-FA patient derived neurons on Day 14.

In preclinical studies in Pook800J mice, we observed an increase in FXN protein levels in both heart and brain tissue after treatment with FA GeneTACTM molecules.

Background on prior development efforts for DT-216

In preclinical studies for our lead program in FA, at doses that were observed to be well tolerated in rodents and NHPs, FA GeneTACTM molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. In February 2022, the IND for our lead FA GeneTACTM small molecule, DT-216, formulated as the prior DT-216 product candidate was cleared by the FDA to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the SAD Phase 1 clinical trial showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, with a greater than two-fold increase in FXN mRNA in the cohort with the highest response. These data supported the subsequent advancement of DT-216 in the MAD Phase 1 clinical trial of the prior DT-216 product candidate.

In August 2023, we completed the MAD Phase 1 clinical trial of the prior DT-216 product candidate. The MAD Phase 1 clinical trial was a randomized, double-blind, placebo-controlled study designed to evaluate multiple ascending doses of the prior DT-216 product candidate administered intravenously in adult patients with FA. The primary and secondary study objectives were to evaluate safety and tolerability, and pharmacokinetics (PK) of three weekly doses of the prior DT-216 product candidate in FA patients. As an exploratory objective, we also evaluated DT-216 level and FXN in skeletal muscle biopsies obtained at pre-dose baseline and two and seven days after the third weekly dose. Study participants were randomized to receive three weekly intravenous injections across the pooled placebo, 100mg, 200mg, and 300mg cohorts (N=9, 3, 8, 9, respectively). Two subjects did not return for post-dose muscle biopsies due to acute COVID (one in the 200 mg cohort and one in the 300 mg cohort).

In the MAD trial with the prior DT-216 product candidate, we observed that DT-216 levels in plasma and muscle were comparable and the exposures in plasma and muscle were both transient. Following three weekly intravenous administrations of the prior DT-216 product candidate, we observed plasma PK characterized by an extended alpha phase and a rapid decrease in the plasma after only a few hours, reaching ~10nM after seven days. We also observed in the 200mg and 300mg cohorts that DT-216 levels in tissue were approximately 8-10 nM two days after the third weekly dose and approximately 1nM seven days after the third weekly dose.

Figure 4: Prior DT-216 product candidate Phase 1 MAD trial: plasma and muscle DT-216 PK after 3rd dose

Figure 4. Study participants were randomized to receive three weekly intravenous injections of prior DT-216 product candidate across the 100mg, 200mg, and 300mg cohorts. Plasma and muscle biopsy samples were collected at indicated time points for determination of DT-216 levels by LC-MS/MS. Data are depicted as Mean ± SD.

DT-216 muscle exposure in FA patients was lower than projected from animal studies but was sufficient to result in significant pharmacodynamic response in skeletal muscle. Exploratory analyses of muscle FXN mRNA levels from the Phase 1 MAD study showed that FA patients in the 300mg cohort had a significant increase from baseline in FXN mRNA two days after the third weekly dose compared to placebo (p<0.05), with a trend in increased FXN mRNA seven days post dose (Figure 5).

Figure 5: Prior DT-216 product candidate Phase 1 MAD trial: FXN expression in FA Patients

Figure 5. Post-splice FXN mRNA was measured using intron spanning RT-qPCR to detect post-spliced mature mRNA in FA patients 2 days and 7 days after the third weekly dose of prior DT-216 product candidate. Left: Exploratory analyses were conducted using a non-parametric Wilcoxon Rank-Sum model. Data are depicted as Mean ± SE. NS, not significant. Right: percentiles and quartiles assume individual FA patient baselines in the MAD study are the median FA patient FXN mRNA value from an observational muscle biopsy study.

DT-216 was generally well-tolerated after three intravenous doses of the prior DT-216 product candidate or placebo. There were no serious or severe adverse events and no treatment-related discontinuations. All adverse events were mild or moderate. There were five cases of injection site thrombophlebitis observed in patients who received the prior DT-216 product candidate; one mild in 100mg cohort; three mild in 200mg cohort; one moderate in 300mg cohort, none in placebo group. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate.

We believe the results from our MAD Phase 1 trial underscore the promise of DT-216 as a potential disease-modifying treatment for FA. We elected to complete dose escalation in this Phase 1 trial at the 300mg cohort due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration. We then shifted focus to developing DT-216 with an improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate that we call DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained plasma PK with DT-216P2 than was seen with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple intravenous administrations of DT-216P2. In October 2023, we withdrew our IND for the prior DT-216 product candidate and plan to submit a new IND with DT-216P2.

New product candidate DT-216P2 nonclinical data

We developed a new product candidate, DT-216P2, using a proprietary and novel excipient. DT-216P2 demonstrated a superior profile than the prior DT-216 product candidate in non-GLP studies characterized by:

•
higher and more sustained plasma PK than was seen with the prior DT-216 product candidate;
•
favorable injection site reaction profile; and
•
suitability for multiple routes of administration and dosing frequency.

As shown in Figure 6, when the prior DT-216 product candidate was administered through intravenous injection in NHPs, we observed an extended alpha phase and a rapid decrease of DT-216 concentration in the plasma. In contrast, DT-216P2 demonstrated 10 to >100 fold higher plasma drug level on Day 1 and Day 7 with 1/10 to 1/4 of the dose compared to the prior DT-216 product candidate. This could be explained by a shorter alpha phase observed in DT-216P2 compared to the prior DT-216 product candidate, as the elimination half-life between the prior and new product candidates are similar.

When DT-216P2 was administered subcutaneously, we also observed a sustained exposure profile, with more than 2-fold and 30-fold increase in exposure at 1/80 and 1/8 the dose level, respectively, on Day 7 compared to the prior DT-216 product candidate administered through intravenous injection. The plasma PK achieved through subcutaneous administration of DT-216P2 is shown to have a blunted Cmax and lower peak-to-trough fluctuations.

Figure 6: New product candidate DT-216P2 PK in NHPs

Figure 6. Left: Prior DT-216 product candidate or DT-216P2 was administered once weekly to male cynomolgus monkeys by IV injection. Plasma and tissues were collected at indicated times after repeat weekly doses for determination of DT-216 levels by LC-MS/MS. Right: male cynomolgus monkeys received once weekly IV injection of the prior DT-216 product candidate or daily subcutaneous injections of DT-216P2. Plasma samples were collected at indicated times for determination of DT-216 levels by LC-MS/MS. Data are depicted as Mean ± SD. Data reflects separate experiments at different times and results were not observed in a head-to-head study.

In the Phase 1 MAD clinical trial with the prior DT-216 product candidate, we observed that DT-216 concentration in the tissue was comparable with the plasma exposure, as is typical of small molecule drugs. In nonclinical studies, weekly administration of the new product candidate DT-216P2 through intravenous injection was also shown to lead to tissue drug levels that are comparable with plasma drug levels (Figure 7). This suggests that the sustained exposure seen in plasma in NHPs could potentially translate to sustained exposures in tissues in humans.

Figure 7: New product candidate DT-216P2 PK in NHPs compared to the prior DT-216 product candidate PK in humans

Figure 7. Left: Study participants were randomized to receive three weekly intravenous injections of prior DT-216 product candidate across the 200mg, and 300mg cohorts. Plasma and muscle biopsy samples were collected at indicated time points after the third weekly dose for determination of DT-216 levels by LC-MS/MS. Data are depicted as Mean ± SD. Right: DT-216P2 was administered once weekly by IV injection to male cynomolgus monkeys. Plasma and muscle tissues were collected at indicated times after repeat weekly doses for determination of DT-216 levels by LC-MS/MS. Data are depicted as Mean ± SD.

This new product candidate DT-216P2 appears compatible with intravenous injections or infusions through either peripheral or central routes of administration, and it was shown to be suitable for subcutaneous route of administration in nonclinical studies. When administered subcutaneously daily or weekly in NHPs, we observed the plasma PK profile shown in Figure 8.

Figure 8: New product candidate DT-216P2 PK administered subcutaneously daily or weekly in NHPs

Figure 8. DT-216P2 was administered once weekly or daily to male cynomolgus monkeys by subcutaneous injection. Plasma samples were collected at indicated times for determination of DT-216 levels by LC-MS/MS. Data are depicted as the Mean ± SD. Data reflects separate experiments at different times and results were not observed in a head-to-head study.

In non-GLP animal studies, DT-216P2 has been observed to address the injection site reactions seen with the prior DT-216 product candidate and is suitable to progress to confirmatory GLP studies. Repeat administration of DT-216P2 in rats and NHPs was found to be well-tolerated at doses that achieved higher and more durable exposure than the prior DT-216 product candidate. The favorable profile of DT-216P2 has been achieved by using a proprietary and novel excipient in the formulation. We aim to complete GLP studies by the end of 2024 and, subject to regulatory clearance, expect to initiate clinical trials with DT-216P2 in FA patients in 2025.

Given the exposure profile of DT-216P2, we plan to conduct a Phase 1 clinical trial in healthy volunteers with single dose administrations to observe PKs and injection site tolerability and enable a decision on dosing route and frequency for longer term studies. Results from the single dose Phase 1 clinical trial will inform the design of a subsequent clinical trial in FA patients to determine safety, tolerability and effect on endogenous FXN levels.

Fuchs Endothelial Corneal Dystrophy (FECD)

Disease Overview, Prevalence, Current Treatment Landscape and Our Approach

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

This genetic eye disease affects millions of people worldwide. Over 70% of FECD cases are caused by CTG nucleotide repeat expansions in the TCF4 gene, which is transcribed into pathogenic TCF4 RNA that forms nuclear foci and sequesters splicing proteins, leading to transcript mis-splicing (spliceopathy) and loss of CECs. CECs harbor the longest known TCF4 repeat expansions in the body, potentially explaining why the cornea is the only affected tissue. There is currently no effective therapeutic intervention that addresses the root cause of the disease. Various modalities of keratoplasty, including corneal transplantation, constitute the only treatment option to correct advanced FECD.

Our FECD program leverages our expertise in designing GeneTACTM small molecules to address the underlying cause of the disease. FECD GeneTACTM molecules we designed have been shown to markedly reduce nuclear foci and improve spliceopathy in FECD CEC cultures derived from the corneal tissue of donors who ultimately underwent corneal transplant.

In December 2022, we nominated DT-168 as a development candidate for FECD. DT-168 is a GeneTACTM small molecule designed to target the CTG repeats in the TCF4 gene and selectively dial down transcription of the expansion-containing allele while preserving the expression of wild-type TCF4. DT-168 is currently the only therapeutic development program designed to address the genetic root cause of FECD while benefiting from the favorable development advantages of small molecules, including that it is designed to be applied as an eye drop. We submitted an IND for DT-168 in late 2023 and have received FDA clearance. We expect to initiate Phase 1 development for DT-168 in 2024.

Preclinical Data

In preclinical studies, when FECD patient CECs that contained toxic nuclear TCF4 RNA were treated with DT-168, our FECD drug candidate, we observed reduction of pathogenic nuclear foci, and the potency of foci reduction was shown to improve with longer treatment duration. After 6 days of treatment, DT-168 reduced toxic nuclear foci with a potency of approximately 24 nM, and after 14 days of treatment, DT-168 reduced toxic nuclear foci with a potency of approximately 4 nM (Figure 9).

Figure 9: FECD GeneTACTM molecules reduced pathogenic TCF4 foci in CECs isolated from patients with FECD

Wild-type TCF4 transcripts are unaffected in primary healthy and FECD CECs following treatment with DT-168. We incubated CECs from a healthy individual and an FECD patient with DT-168 followed by quantification of TCF4 mRNA. As shown in Figure 10, we observed no detectable difference in TCF4 mRNA levels in CECs treated with various concentrations of DT-168 compared with vehicle control. This confirms DT-168 is capable of selectively dialing down transcription of the expansion-containing allele while sparing the wild type allele.

Figure 10: wild type TCF4 levels in CECs treated with DT-168

With suppression of the mutant TCF4 transcription, reduction of formation of pathogenic nuclear foci and release of splicing proteins, the FECD GeneTACTM molecules corrected aberrant splicing, thus allowing restoration of normal mRNA processing. As illustrated in Figure 11, DT-168 molecules improved spliceopathy in FECD patient derived CECs across genes previously reported as mis-spliced in primary FECD CECs.

Figure 11: DT-168 corrected aberrant splicing events in CECs isolated from patients with FECD

We formulated DT-168 as an eye drop and showed that it was well-tolerated following 2 weeks of topical ocular dosing in rabbits and distributed throughout the cornea.

These findings support further development of DT-168 as a potential disease-modifying therapy. We submitted an IND for DT-168 in late 2023 and have received FDA clearance. We expect to initiate Phase 1 development for DT-168 in 2024. We are currently conducting an observational study in FECD patients where we plan to recruit 200 patients to confirm disease characteristics and deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. This will inform our subsequent clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success.

Huntington's Disease (HD)

Disease Overview, Prevalence, Current Treatment Landscape and Our Approach

HD is a dominantly inherited, monogenic neurodegenerative disease characterized by progressive movement, cognitive and psychiatric disorders. Symptoms of HD typically appear between the ages of 30 and 50 and worsen over the next 10 to 25 years, leading to death in approximately 15 years, on average, after the onset of motor signs and symptoms. People with advanced HD need full-time care to help with their day-to-day activities and ultimately, succumb to pneumonia, heart failure or other complications. About 10% of HD patients have Juvenile onset HD (JHD), where symptoms manifest before age 20. JHD usually has a more rapid progression rate than adult onset HD, and death often occurs within 10 years of JHD onset.

HD is caused by a mutation that leads to an increased number of CAG triplet repeats in Exon 1 of the Huntingtin (HTT) gene. Expression of mutant HTT (mtHTT) negatively affects many cellular functions, leading to neuronal death and brain atrophy as symptoms manifest. Longer CAG repeat lengths (>50) are often associated with juvenile or young adult onset HD and shorter survival after disease onset.

Wild-type HTT (wtHTT) is thought to be important for normal neuronal function in the adult central nervous system (CNS). It is reported to be involved in axonal transport, synaptic function and cell survival. Increasing lines of evidence also suggest that loss of normal HTT function contributes to the HD pathology. Thus, we believe an allele-selective therapeutic that can dial down mtHTT expression and reduce mtHTT mRNA and protein while preserving wtHTT expression represents a highly desirable therapeutic profile.

It is estimated that approximately 40,000 people in the United States have symptomatic HD, and more than 200,000 people in the United States are at risk of developing HD.

There are currently no approved therapies that can reverse or slow down the course of HD, and as a result, patients only receive medications to manage movement and psychiatric symptoms as their conditions continue to deteriorate, leaving a high unmet medical need and opportunity for new disease-modifying therapies. There are several product candidates currently in preclinical and clinical development designed to address the root cause of HD by lowering the toxic mtHTT gene product, with most of them designed to lower both wtHTT and mtHTT. Additionally, all the injectable drug candidates require invasive delivery into the CNS through intrathecal or intrastriatal administration.

Our HD program is based on GeneTACTM molecules consisting of a DNA-targeting moiety designed to target to the CAG repeats in the Exon 1 region of the HTT gene, linked to a ligand moiety that is designed to dial down the transcription of the mutant allele without disrupting the normal HTT expression (Figure 12). As a result, the HD GeneTACTM molecules are designed to address the root cause of HD by selectively reducing the toxic mtHTT gene product, apply to a broad spectrum of HD patients (not restricted by single nucleotide polymorphisms), and benefit from the favorable characteristics of small molecule therapeutics that have the potential to distribute to the whole brain and access many cells.

Figure 12: HD: Our approach

Normal HTT gene — *thought to be important to normal state*

GeneTAC™ molecules ***preserve transcription*** at the ***wild type locus***

wtHTT
CAG~18
Pol II

HTT gene with expansion

GeneTAC™ molecules ***block transcription*** specifically at the ***mutant locus***

GeneTAC molecule
mtHTT
CAG>40
Pol II

Preclinical Data

We are currently conducting preclinical studies on two promising HD GeneTACTM candidate molecules, candidate molecule 1 and candidate molecule 2, in HD patient-derived cells and zQ175DN mice. This is an established HD mouse model that contains a copy of the mutant HTT region of the human gene – the target of our HD GeneTACTM molecules. We have observed reduced mtHTT mRNA and protein and preservation of wtHTT in HD patient-derived cells after treatment with our HD GeneTACTM candidate molecules. We also observed reduction of mtHTT mRNA and protein in the brain striatum of zQ175DN mice following repeat systemic administration. We believe these data support the potential for our HD GeneTACTM molecule candidates to be evaluated in clinical trials as a potential therapy for patients with HD.

We evaluated two HD GeneTACTM candidate molecules in two HD patient-derived cell lines that contained expanded CAG repeats of different lengths in the HTT gene. In HD patient-derived cells with 44 repeats in the mutant allele, we observed selective reduction of mtHTT mRNA of ~75% following exposure to HD GeneTACTM candidate molecule 1. In HD patient-derived cells with 180 repeats in the mutant allele, we observed selective reduction of mtHTT mRNA of ~92% following exposure to HD GeneTACTM candidate molecule 1 (Figure 13). HD GeneTACTM candidate molecule 1 also led to greater reduction of mtHTT protein in HD patient-derived cells with longer repeats (Figure 14). We observed a similar trend in HD patient-derived cells treated with HD GeneTACTM candidate molecule 2. These data suggest that our HD GeneTACTM molecule candidates are capable of selectively dialing down the expression of mtHTT gene with high efficacy and have the potential to achieve even greater mtHTT inhibition in neurons with longer repeats. This is a favorable therapeutic characteristic as the CAG repeats in the mutant HTT gene are known to go through somatic expansion as disease progresses and longer repeats are associated with juvenile or young adult onset HD, and our HD GeneTACTM candidate molecules can potentially address the disease burden in a broad spectrum of HD patients.

Figure 13: Decreased mtHTT RNA in HD patient cells exposed to HD GeneTACTM candidate molecules for 4 days

Normal onset HD patient fibroblasts (CAG 18/44) **Early onset HD patient fibroblasts (CAG 18/180)**

Candidate 1

wt HTT
mt HTT
HTT mRNA
Percent of untreated
150
100
50
0
0.01
0.1
1
10
100
Concentration nM

mtHTT IC_{50} 1.3 nM

wt HTT
mt HTT
HTT mRNA
Percent of untreated
150
100
50
0
0.01
0.1
1
10
100
Concentration nM

mtHTT IC_{50} 1.3 nM

Candidate 2

wt HTT
mt HTT
HTT mRNA
Percent of untreated
150
100
50
0
0.01
0.1
1
10
100
Concentration (nM)

mtHTT IC_{50} 0.8 nM

wt HTT
mt HTT
HTT mRNA
Percent of untreated
150
100
50
0
0.01
0.1
1
10
100
Concentration nM

mtHTT IC_{50} 0.7 nM

Figure 14: Decreased mtHTT protein in HD patient cells exposed to HD GeneTACTM candidate molecules for 7 days

To validate the activity of our HD GeneTACTM candidate molecules in vivo, we selected the zQ175 neo-deleted knock-in allele (zQ175DN) mouse as a disease model. This strain has a copy of the mutant HTT region of the human gene with a ~190 CAG repeat tract, making it potentially suitable for the evaluation of our HD GeneTACTM candidate molecules given their mechanism of action. In in vivo studies in zQ175DN mice, we observed a reduction of over 50% in mtHTT RNA and protein in the brain striatum after eight weeks of systemic administration of our HD GeneTACTM candidate molecules. In the same study, wtHTT mRNA and protein levels are preserved after treatment with our HD GeneTACTM candidate molecules (Figure 15).

Figure 15: Selective reduction of mtHTT RNA and protein in zQ175DN mouse brain striatum after treatment with HD GeneTACTM candidate molecules for 8 weeks

Our HD GeneTACTM candidate molecules were shown to be well tolerated with multiple doses in rodents and NHPs at all doses tested and resulted in no clinically meaningful changes in weight, blood chemistry and liver function tests. We plan to continue to evaluate these HD candidate molecules in nonclinical studies and nominate one of them as a development candidate.

Myotonic Dystrophy Type-1 (DM1)

Disease Overview, Prevalence, Current Treatment Landscape and Our Approach

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

DM1 is caused by a mutation that leads to an increased number of CTG triplet repeats found in the 3’ non-coding region of the DMPK gene (Figure 16). The number of repeats ranges from up to approximately 35 in healthy individuals to many thousands in DM1 patients. As the mutant DMPK allele is transcribed, the higher-than-normal number of triplet repeats in terminal end of the mRNA form CUG hairpin loops that form clumps in the nucleus called foci. Specifically, the mutant mRNA sequesters a critical CUG-binding protein, muscle blind-like protein 1 (MBNL1), which leads to the formation of pathogenic nuclear foci and inhibits the ability of MBNL1 in processing many pre-mRNAs. As a result, multiple pre-mRNAs that encode key proteins are mis-spliced. This mis-splicing in the nucleus results in the translation of atypical proteins, which ultimately cause the clinical presentation of DM1. When levels of mutant DMPK mRNA containing higher numbers of CUG repeats are reduced, nuclear foci are diminished and MBNL1 proteins are freed to function normally. This disease process is illustrated below:

Figure 16: DM1: Genetic basis and clinical presentation

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
(cDM1)

All DM1 phenotypes, except the late-onset form, are associated with high levels of disease burden and premature mortality. The clinical course of DM1 is progressive, and may become extremely disabling, especially when more generalized limb weakness and respiratory muscle involvement develops. Systemic manifestations such as fatigue, GI complications, cataracts and excessive daytime sleepiness greatly impact a patient’s quality of life. As a result, DM1 leads to physical impairment, activity limitations, decreased participation in social activities and work and impairs quality of life for patients and their families. Life expectancy in classical DM1 ranges from 48-55 years. Respiratory failure due to muscle weakness (especially diaphragmatic weakness) causes at least 50% of early mortality, and cardiac abnormalities, including sudden death, account for approximately 30% of early mortality. About 25% of people with congenital DM1 die before 18 months of age and 50% die before their mid-30s.

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

Our DM1 program is based on GeneTACTM small molecule candidates consisting of a DNA-targeting moiety designed to target to the CTG repeats in the 3’ untranslated region of the DMPK gene, linked to a ligand moiety that is designed to dial down transcription of the mutant expanded CTG repeat without disrupting the normal DMPK expression. As a result, the DM1 GeneTACTM molecule is designed to prevent the formation of the CUG hairpin structures that trap splicing proteins and produce nuclear foci. Like our FA program, the DM1 program is designed to address the underlying cause of the disease and benefit from the favorable development advantages of small molecules.

Preclinical Data

We are currently conducting preclinical studies of our DM1 GeneTACTM molecules in DM1 patient-derived cells. We have observed reduced nuclear foci in DM1 cells derived from multiple patients after administration of our DM1 GeneTACTM molecules. We believe these data support the potential for our DM1 GeneTACTM molecules to be evaluated in clinical trials as a potential therapy for patients with DM1.

In preclinical studies in DM1 patient-derived cells that contained toxic nuclear DMPK RNA, we observed reduction of nuclear foci following exposure to our DM1 GeneTACTM molecules. When toxic nuclear DMPK levels are reduced, the nuclear foci are diminished, releasing splicing proteins, allowing restoration of normal mRNA processing, and potentially stopping or reversing disease progression. As illustrated in Figure 17, we observed a reduction in CUG nuclear foci in DM1 patient-derived cells exposed to our DM1 GeneTACTM molecules as determined through a fluorescence in situ hybridization imaging and analysis. This reduction was seen within several days after exposure to our DM1 GeneTACTM molecules. The reduced CUG nuclear foci are indicated by the reduction in punctate staining.

Figure 17: Decrease in CUG nuclear foci in DM1 patient cells exposed to DM1 GeneTACTM molecules

In preclinical studies in DM1 patient-derived myotubes, we observed a reduction in the number of observable CUG nuclear foci after exposure to our DM1 GeneTACTM molecule. As seen in Figure 18, after exposing DM1 patient-derived myotubes to our DM1 GeneTACTM molecule, we observed a dose-dependent decrease of average number foci per nucleus with an IC50 of ~6nM.

Figure 18: CUG nuclear foci in DM1 patient-derived myotubes treated with DM1 GeneTACTM molecule

Figure 19: Splicing index correction in DM1 patient-derived myotubes treated with DM1 GeneTACTM molecule

DM1 GeneTACTM molecules corrected splicing defects in DM1 patient-derived myotubes and restored the splicing index to >90% of that seen in healthy human skeletal myoblasts following 7 days of treatment (Figure 19).

We plan to continue evaluating the properties of our DM1 GeneTACTM molecules in both in vivo and in vitro preclinical studies in order to nominate a development candidate.

Discovery Programs

We are also advancing our GeneTACTM portfolio in other serious diseases. Additionally, our medicinal chemistry experiences with GeneTACTM molecules allow us to more rapidly design GeneTACTM molecules for additional indications.

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

Friedreich Ataxia. In February 2023, the FDA approved omaveloxolone, a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older and omaveloxolone was commercially launched by Reata Pharmaceuticals in June 2023. Reata Pharmaceuticals was acquired by Biogen in September 2023. We are also aware of a number of companies with active clinical stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, and (iv) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor. In addition, several companies have stated that they have gene therapy programs for FA including CRISPR Therapeutics, Prime Medicine, Lacerta Therapeutics, Solid Biosciences, and Voyager Therapeutics.

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

Huntington's Disease. We are aware of a number of companies with active clinical stage HD programs including (i) AskBio evaluating AAV delivered cholesterol 24-hydroxylase gene (ii) Hoffmann-La Roche AG evaluating Tominersen, an antisense oligonucleotide, (iii) Prilenia Therapeutics evaluating a sigma-1 receptor agonist, (iv) PTC Therapeutics evaluating a splicing modifier, (v) Sage Therapeutics evaluating an NDMA-allosteric modulator, (vi) Skyhawk Therapeutics evaluating a splicing modifier, (vii) uniQure evaluating an AAV delivered miRNA, (viii) VICO evaluating an antisense oligonucleotide, and (ix) Wave Life Sciences evaluating an antisense oligonucleotide.

Myotonic Dystrophy Type-1. We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) Arrowhead Pharmaceuticals evaluating an RNA interference (RNAi) conjugate, (iii) Arthex Biotech evaluating anti-miRNA oligonucleotides, (iv) Astellas Pharma evaluating an AAV-antisense candidate, (v) Avidity Biosciences evaluating an antibody linked siRNA, (vi) Dewpoint Therapeutics evaluating condensate modifying drugs, (vii) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (viii) Entrada Therapeutics evaluating a peptide conjugated oligonucleotide, (ix) an AAV-based RNA degrading gene therapy by Enzerna Biosciences, (x) small molecules interacting with RNA under evaluation by Expansion Therapeutics, (xi) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (xii) Juvena Therapeutics evaluating JUV-161, a stem cell-secreted protein, (xiii) PepGen evaluating a peptide conjugated antisense oligonucleotide, and (xiv) gene editing treatments by Vertex Pharmaceuticals.

Other Nucleotide Repeat Expansion Driven Diseases. There are currently no approved therapies targeting the underlying cause of other inherited nucleotide repeat expansion diseases where we believe GeneTACTM molecules could have applicability, including fragile X syndrome, spinocerebellar ataxias, spinobulbar muscular atrophy and C9orf72-amyotrophic lateral sclerosis/frontotemporal dementia, among others.

We will also compete more generally with other companies developing alternative scientific and technological approaches to modulate individual genes, including other companies working to develop nuclease-based gene editing technologies, such as Beam Therapeutics, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences and Sangamo Biosciences.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated within a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other drugs. The key competitive factors affecting the success of our programs are likely to be their efficacy, safety profile, biodistribution, manufacturability, effectiveness of commercial activities, intellectual property protection and availability of reimbursement.

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

In consideration for the rights granted to us under the WARF License Agreement, we paid WARF an upfront licensing fee of $250,000 and a milestone fee of $125,000 following the submission of our IND for DT-216. We are also required to pay WARF up to an aggregate of $17.5 million upon the achievement of certain development and commercial sales milestones. Each such milestone payment is payable once for each licensed product for which the milestone is achieved, except for the two milestones relating to IND submission and human proof of concept study, which are payable only for the first licensed product for which such milestones are achieved (and not for subsequent licensed products). In addition, we are required to pay WARF, on a licensed product-by-licensed product and country-by-country basis, upon first commercial product sale, a fixed royalty of a low single digit percentage on sales of licensed products by us and/or by our sublicensees, subject to certain reductions and a minimum total annual royalty payment of $100,000. Our royalty obligation will terminate on the date of expiration of the last-to-expire of the licensed patents in the relevant country. We are also obligated to pay WARF a percentage of any sublicense fees or other payments we receive from a sublicensee of the WARF patents, with the percentage scaling down from a low double-digit percentage to a mid-single digit percentage based on the aggregate of all sublicense fees received by us. We are required to reimburse WARF for all costs associated with filing, prosecuting and maintaining the licensed patents prior to and after the effective date of the WARF License Agreement.

The WARF License Agreement will continue until the earliest of (i) the date of early termination in accordance with the agreement, (ii) expiration of the licensed patents in all countries, or (iii) our cessation, once begun, of royalty payments for more than two years. The WARF License Agreement may be terminated by us upon 90 days’ written notice, provided we include a statement of reasons for termination. WARF may terminate the WARF License Agreement (a) upon written notice if our cumulative earned royalties paid to WARF does not exceed $100,000 on or before December 31, 2031, (b) if we fail to make timely payments, fail to timely provide development reports or provide any false information with respect thereto, fail to actively pursue the development plan, or commit any breach of any other covenant, representation or warranty under the WARF License Agreement, in each case, without curing such failure or breach within 90 days after written notice thereof, (c) if we commit any act of bankruptcy or become insolvent, or (d) immediately if we or our sublicensee(s) offer any rights to the licensed patents to our or our sublicensees’ creditors. As of December 31, 2023, the licensed patents include two issued U.S. patents that are projected to expire on or around March 29, 2037 and April 14, 2040. The license also includes nine pending patent applications in the United States, Europe, Canada, and Australia. Any patents that issue from these patent applications have projected expiration dates from 2037 through 2039, not including any patent term adjustments and extensions.

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

As of December 31, 2023, we own 26 pending U.S. patent applications, 11 pending European patent applications, six pending patent applications in Argentina and Taiwan, respectively, three pending patent applications in Canada, China, and Japan, respectively, two pending patent applications in Australia, a pending patent application in Brazil, Israel, and Mexico, respectively, and seven pending Patent Cooperation Treaty applications, which, if issued (or in the case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2044, not including any patent term adjustments and extensions.

In addition, we acquired an exclusive license from WARF under two issued U.S. patents, four pending U.S. patent applications, one pending European patent application, two pending Canadian patent applications and one pending Australian patent application, with the issued patents projected to expire on or around March 29, 2037 and April 14, 2040, and the other patents, if issued, having projected expiration dates from 2037 to 2039, not including any patent term adjustments and extensions. These patents and patent applications cover our proprietary GeneTACTM Platform technology that is used in our FA program, DM1 program and other therapeutic programs directed to genetic diseases that are further discussed below. Under the WARF License Agreement described in more detail above, we are also granted intellectual property rights to know-how that are important to our business.

For our FA program, as of December 31, 2023, we own nine pending U.S. patent applications, three pending patent applications in Europe, Argentina and Taiwan, respectively, two pending patent applications in Canada, China, and Japan, respectively, a pending patent application in Australia, Brazil, Hong Kong, Israel, and Mexico; and two pending Patent Cooperation Treaty applications directed to compositions of matter and methods for the treatment of FA. Any patents that eventually issue from these patent applications (or in case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2043. Of the WARF intellectual property described above, one issued U.S. patent, two pending U.S. patent applications, and a pending patent application in Europe and Canada, respectively, are directed to compounds and methods for modulating frataxin expression and treatment of FA. The U.S. patent and any patents issued from these pending patent applications are projected to expire on or around March 29, 2037, not including any patent term adjustments and extensions. We also license from WARF one pending U.S. patent application and two pending patent applications in Australia and Canada directed to methods and compounds for treatment of FA. Any patents that eventually issue from these patent applications are projected to expire on or around October 22, 2039, not including any patent term adjustments and extensions.

For our FECD program, as of December 31, 2023, we own four U.S. patent applications, two pending patent applications in Europe, Argentina, and Taiwan, a pending patent application in Australia, Canada, China, and Japan, respectively, and two pending Patent Cooperation Treaty applications directed to compositions of matter and methods for the treatment of FECD. Any patents that eventually issue from these patent applications (or in the case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2043 to 2044, not including any patent term adjustments and extensions.

For our DM1 program, as of December 31, 2023, three of our pending U.S. patent applications, two pending patent applications in Europe, a pending patent application each in Argentina, Taiwan, Australia, Canada, China and Japan, respectively, and a pending Patent Cooperation Treaty application are directed to compositions of matter and methods for the treatment of DM1. Any patents that eventually issue from these patent applications (or in the case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2043, not including any patent term adjustments and extensions. Of the WARF intellectual property described above, one issued U.S. patent and one pending U.S. patent application are directed to compounds and methods for modulating the expression of the dystrophia myotonica protein kinase (DMPK) gene and methods for the treatment of DM1. This patent is projected to expire on or about April 14, 2040 and any patents that eventually issue from this patent application are projected to expire in 2038, not including any patent term adjustments and extensions.

For our HD program as of December 31, 2023, seven of our pending U.S. patent applications, two of our pending patent applications in Europe, one pending patent application each in Argentina, Taiwan, Australia, Canada, China, and Japan respectively, and two pending Patent Cooperation Treaty applications are directed to compositions of matter and methods for the treatment of Huntington's disease. Any patents that issue from these patent applications (or in case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2044, not including any patent term adjustments or extensions.

As of December 31, 2023, 10 of our pending U.S. patent applications, seven of our pending patent applications in Europe, one pending patent application each in Argentina, Taiwan, Australia, Canada, China, and Japan respectively, and two pending Patent Cooperation Treaty applications are directed to our therapeutic programs related to other genetic diseases (including, but not limited to, fragile X syndrome, spinocerebellar ataxias, spinobulbar muscular atrophy, and C9orf72-amyotrophic lateral sclerosis/frontotemporal dementia) and the development of potential disease-modifying compounds. These therapeutic programs and the development of potential disease-modifying compounds utilize our GeneTACTM Platform technology and any patents that issue from these patent applications (or in the case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2044, not including any patent term adjustments or extensions. Of the WARF intellectual property described above, one issued U.S. patent and one pending U.S. patent application are directed to compounds and methods for treating the related genetic diseases under our therapeutic programs, including the use of transcription modulator molecules that contain a DNA-binding moiety capable of specifically binding to certain nucleotide repeat sequences that are implicated in the applicable genetic disease. This patent is projected to expire on or about April 14, 2040 and any patents that eventually issue from this patent application are projected to expire in 2038, not including any patent term adjustments and extensions.

We also seek to protect our intellectual property by having confidentiality terms in our agreements with companies with whom we share proprietary and confidential information in the course of business discussions, and by having confidentiality terms in our agreements with our employees, consultants, scientific advisors, clinical investigators and other contractors and also by requiring our employees, commercial contractors, and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them while in our employ. Additionally, we rely on trade secret protection, trademark protection and know-how to expand our proprietary position around our chemistry, technology and other discoveries and inventions that we consider important to our business.

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

Data Privacy and Security

We may also be subject to certain data privacy and security laws, regulations, guidance, and industry standards. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and regulations implemented thereunder, imposes obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” and covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (HHS), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

In addition, state laws govern the privacy and security of information, including personal and health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers, business representatives, employees, or households. The CCPA requires covered businesses to provide disclosures to consumers about such business’ data collection, use and sharing practices, and provide such consumers ways to opt-out of certain sales or transfers of personal information. The CCPA provides for fines for violations, as well as a private right of action for certain data breaches. Other states have also enacted data privacy laws, including Virginia and Colorado, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely, should we become subject to them in the future.

We also are or may become subject to applicable privacy laws outside of the U.S. For example, if we conduct EU-based clinical trials, we may become subject to Regulation (EU) 2016/679, the General Data Protection Regulation and/or the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR) in relation to our collection, control, processing and other use of personal data of European Economic Area (EEA) or UK-based data subjects (i.e. data relating to an identifiable living individual). We may in the future process personal data in relation to participants in clinical trials in the European Economic Area (EEA), including health and medical data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing activities and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Certain jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA to the United States in compliance with law, such as the EEA standard contractual clauses and the EU-U.S. Data Privacy Framework and UK extension thereto (which allows for transfers to relevant organizations based in the United States who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are established or otherwise subject to the GDPR, which has its own set of stringent privacy and data protection laws and regulations. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or 4% of the annual global revenue, whichever is greater in either case; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively ACA), was enacted, which affected existing government healthcare programs and resulted in the development of new programs. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Other legislative changes have also been proposed and adopted in the United States since the Healthcare Reform Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, additional federal regulations, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs of pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 58 employees, all of whom were full-time, and 22 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 124 full-time equivalents as of December 31, 2023.

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

We are a biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program and our other development programs, early clinical development for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. In March 2022, we completed dosing in the first cohort for the SAD Phase 1 clinical trial of our lead FA GeneTACTM small molecule, DT-216, formulated as the prior DT-216 product candidate. We announced initial data from our SAD Phase 1 clinical trial of the prior DT-216 product candidate in December 2022 and initial data from our MAD Phase 1 clinical trial of the prior DT-216 product candidate in August 2023. We withdrew our IND for the prior DT-216 product candidate in October 2023, and plan to submit a new IND with a new drug product candidate, DT-216P2, which uses the same drug substance, DT-216. In late 2023, we submitted an IND for our second GeneTACTM small molecule, DT-168, an eye drop for the treatment of FECD and have received FDA clearance. As a result, none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $66.9 million and $63.3 million for the years ended December 31, 2023 and 2022, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2023, we had $281.8 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts (such as the ongoing military conflict in Ukraine and actions taken by the United States and other governments in response), high inflation, bank failures, global supply chain and labor shortage challenges, and the effects of a health epidemic or pandemic. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Our financial condition could be adversely affected if the financial institutions in which we hold our cash fail.

We maintain cash deposits in Federal Deposit Insurance Corporation (FDIC) insured banks. The bank deposit balances may exceed the FDIC insurance limits, and, currently, we hold our cash in a limited number of accounts. Our access to these balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. For example, multiple banks failed and were taken into receivership by the FDIC in the first half of 2023. Our access to cash may be adversely affected in the future by actual or anticipated bank failures.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts, with our research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and nonclinical studies. Our lead FA GeneTACTM small molecule, DT-216, formulated as the prior DT-216 product candidate entered into a SAD Phase 1 clinical trial in March 2022, the first clinical trial for one of our product candidates and we completed the MAD Phase 1 clinical trial of the prior DT-216 product candidate in August 2023. We withdrew our IND for the prior DT-216 product candidate in October 2023, and plan to submit a new IND with a new product candidate, DT-216P2, which uses the same drug substance, DT-216. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our FA, FECD, HD and DM1 GeneTACTM candidates, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after having promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings emerging while clinical trials were underway and safety or efficacy observations made in nonclinical studies or clinical trials, including previously unreported adverse events. Although we have conducted clinical studies of the prior DT-216 product candidate and nonclinical studies of the prior DT-216 product candidate and DT-216P2 for the treatment of patients with FA, certain nonclinical studies of DT-168 for the treatment of patients with FECD and certain nonclinical studies of other potential product candidates targeting expansion repeat driven diseases, we do not know whether DT-216P2 or DT-168 or other potential product candidates targeting expansion repeat driven diseases will perform in future clinical trials as they have performed in these prior studies. Furthermore, for some indications that we are pursuing, such as FECD caused by a nucleotide repeat expansion mutation in the TCF4 gene, there are no animal models of the human disease and therefore our ability to predict human disease outcomes may be reduced.

The results of nonclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Adverse safety or efficacy observations in nonclinical studies or clinical trials may result in delays in timelines of our programs before or after clinical trials have commenced. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

While we have conducted nonclinical studies of the prior DT-216 product candidate for the treatment of patients with FA, released initial clinical data from our SAD Phase 1 clinical trial in December 2022 and released initial results from the MAD Phase 1 clinical trial of the prior DT-216 product candidate in August 2023 with results showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, previously reported results from the SAD Phase 1 clinical trial showed that three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the MAD Phase 1 clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100mg, 200mg and 300mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400mg and 600mg cohorts) in the SAD Phase 1 clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that an improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the MAD Phase 1 clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, and the initial results from animal studies using a novel and proprietary excipient in DT-216P2, instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 to better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023 and plan to submit a new IND with DT-216P2. However, there can be no assurance that we will be able to successfully complete development of DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. We may also experience enrollment challenges if patients that would otherwise enroll in our trial choose not to do so, or are not eligible to do so, as a result of treatment with another drug. For example, the FDA approved omaveloxolone for the treatment of FA in adults and adolescents aged 16 years and older in February 2023, and omaveloxolone was commercially launched in June 2023. The commercial availability of omaveloxolone may impact future enrollment of our planned clinical trials. FA patients receiving omaveloxolone may be ineligible to enroll in a clinical trial for DT-216P2 or may choose not to do so due to the availability of an approved product. Furthermore, patients enrolled in our clinical trials may receive omaveloxolone and we cannot predict the impact of potential drug interactions on trial results. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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
•
potential liability under the Foreign Corrupt Practices Act of 1977, as amended, or comparable foreign regulations;
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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt ongoing or planned clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials or nonclinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in December 2022, we reported initial data from the SAD Phase 1 clinical trial for the prior DT-216 product candidate, the first clinical trial for one of our product candidates. Initial safety results from Cohorts 1-5 showed that DT-216 was generally well-tolerated after a single dose of the prior DT-216 product candidate, but three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the subsequent MAD Phase 1 clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100mg, 200mg and 300mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400mg and 600mg cohorts) in the SAD Phase 1 clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that an improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the MAD Phase 1 clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, the initial results from animal studies with DT-216P2 using a novel and proprietary excipient, instead of advancing the prior DT-216 product candidate with the current formulation through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 that we believe may better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023 and plan to submit a new IND with DT-216P2. However, there can be no assurance that we will be able to successfully complete development of a new formulation of DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of repeat expansion driven diseases, including FA, HD, FECD and DM1. Our competitors include larger and better funded pharmaceutical, specialty pharmaceutical and biotechnology companies. Moreover, we may also compete with universities, governmental agencies and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

In February 2023, the FDA approved omaveloxolone, a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older and omaveloxolone was commercially launched by Reata Pharmaceuticals in June 2023. Reata Pharmaceuticals was acquired by Biogen in September 2023. We are also aware of a number of companies with active clinical stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, and (iv) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor. In addition, several companies have stated that they have gene therapy programs for FA including CRISPR Therapeutics, Prime Medicine, Lacerta Therapeutics, Solid Biosciences, and Voyager Therapeutics.

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

We are aware of a number of companies with active clinical stage HD programs including (i) AskBio evaluating AAV delivered cholesterol 24-hydroxylase gene (ii) Hoffmann-La Roche AG evaluating Tominersen, an antisense oligonucleotide, (iii) Prilenia Therapeutics evaluating a sigma-1 receptor agonist, (iv) PTC Therapeutics evaluating a splicing modifier, (v) Sage Therapeutics evaluating an NDMA-allosteric modulator, (vi) Skyhawk Therapeutics evaluating a splicing modifier, (vii) uniQure evaluating an AAV delivered miRNA, (viii) VICO evaluating an antisense oligonucleotide, and (ix) Wave Life Sciences evaluating an antisense oligonucleotide.

We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) Arrowhead Pharmaceuticals evaluating an RNA interference (RNAi) conjugate, (iii) Arthex Biotech evaluating anti-miRNA oligonucleotides, (iv) Astellas Pharma evaluating an AAV-antisense candidate, (v) Avidity Biosciences evaluating an antibody linked siRNA, (vi) Dewpoint Therapeutics evaluating condensate modifying drugs, (vii) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (viii) Entrada Therapeutics evaluating a peptide conjugated oligonucleotide, (ix) an AAV-based RNA degrading gene therapy by Enzerna Biosciences, (x)

small molecules interacting with RNA under evaluation by Expansion Therapeutics, (xi) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (xii) Juvena Therapeutics evaluating JUV-161, a stem cell-secreted protein, (xiii) PepGen evaluating a peptide conjugated antisense oligonucleotide, and (xiv) gene editing treatments by Vertex Pharmaceuticals.

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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities, provide services in a timely manner or perform as contractually required. These risks may be heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of an infectious disease, including quarantines and shelter-in-place orders, which have adversely impacted the supply chain for many research and clinical supplies, including animals for nonclinical testing. In addition, demand for CROs and their resources and services has increased in recent years, which has impacted performance timelines. Furthermore, there are shortages in the supply of materials and animal availability for nonclinical testing, which are required to conduct nonclinical studies. This has led us to experience increased competition for CRO services, including, without limitation, scheduling nonclinical studies and delays in study reporting, which could impact development timelines. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We do not have any manufacturing facilities. We rely on third parties for the manufacture of our product candidates for nonclinical and clinical testing. We will continue to rely on such third parties for commercial product manufacture, if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, as previously announced in May 2023, an unanticipated issue related to the vial stopper used by our vendor for manufacturing the prior DT-216 product candidate caused a short delay in product supply for the MAD Phase 1 clinical trial. In addition, we currently have only one supplier for one of the excipient components of DT-216P2. We may not be able to establish additional sources of supply for this excipient component of DT-216P2 or our other product candidates on a timely basis, or at all, or may be unable to do so on acceptable terms.

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

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to global supply chain challenges, geopolitical events impacting trade with global partners, labor shortages, or a health epidemic or pandemic, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third- party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, including for one of the excipient components of DT-216P2, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that the product produced is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

As product candidates progress through nonclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacture batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or nonclinical studies or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue. For instance, while DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA in the SAD Phase 1 clinical trial and the MAD Phase 1 clinical trial, injection site thrombophlebitis was observed in patients at lower dose levels in the MAD Phase 1 clinical trial. Instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, we decided to pursue development of an improved formulation using a novel and proprietary excipient with DT-216P2 which has shown favorable injection site tolerability that we believe may better support the future clinical development and regulatory pathway for the drug substance, DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023 and plan to submit a new IND with DT-216P2. However, there can be no assurance that we will be able to successfully complete development of DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or in-license agreements or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, or if there are materially adverse impacts on our or the counterparty’s operations resulting from global supply chain challenges, labor shortages or a health epidemic or pandemic, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement.

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

As of December 31, 2023, we had 58 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 124 full-time equivalents as of December 31, 2023. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2023, we had $68.2 million of U.S. federal NOLs and $10.9 million of state NOLs. U.S. federal NOL carryforwards totaling $0.1 million will begin to expire in 2037 unless previously utilized. Federal and state NOL carryforwards of $68.2 million and $0.5 million generated after 2017, may be carryforward indefinitely but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $10.4 million begin to expire in 2037, unless previously utilized. In addition, we have federal and state research and development (R&D) credit carryforwards totaling $6.9 million and $2.3 million, respectively. The federal R&D credit carryforwards will begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the Inflation Reduction Act, among other things, (i) directs HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the Inflation Reduction Act will be effectuated but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs of pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

We are subject to stringent and changing U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm and other adverse business impacts.

In the ordinary course of business, we and our collaborators and third-party providers may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, such as proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive information by us and on our behalf. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

The California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA), (collectively, CCPA) applies to personal data of consumers, business representatives, employees and other individuals who are California residents, and requires businesses subject to the CCPA to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents, should we become subject to the CCPA in the future. At this time, we do not believe we are subject to the CCPA, but should we expand our operations in California such that the CCPA applies to us, the CCPA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions. Other states have also enacted data privacy laws, including Virginia and Colorado, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely, should we become subject to them in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union's General Data Protection Regulation (EU GDPR) and the United Kingdom's GDPR (UK GDPR) (collectively, GDPR) impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area (EEA) and the United Kingdom (UK). For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or 4% of the annual global revenue, whichever is greater in either case; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. At this time, we do not believe we are subject to the GDPR, but should this change, the GDPR will increase our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms or change our business practices to ensure compliance with European and other foreign data protection rules.

In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (CASL), may apply to our operations as we expand our clinical trials. Australia’s Privacy Act may also apply to our operations as we expand our clinical trials.

Certain jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EU and UK to the United States in compliance with law, such as the EEA standard contractual clauses and the EU-U.S. Data Privacy Framework and UK extension thereto (which allows for transfers to relevant organizations based in the United States who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Our employees and personnel may use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition to data privacy and security laws, we are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require customers to impose specific contractual restrictions on their service providers.

Obligations related to data privacy and security (and consumer data privacy expectations) are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could negatively impact our business operations and compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our product candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring our operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection for our product candidates and their uses, platform technologies, as well as our ability to operate without infringing the proprietary rights of others. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business. Our pending and future patent applications may not result in patents being issued or provide assurance that issued patents will afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or will effectively prevent others from commercializing competitive technologies, products or product candidates.

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

Composition of matter patents for pharmaceutical and biological product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. For example, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not until issuance of the patent. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, inventorship, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending patent applications may be challenged in patent offices in the United States and abroad. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO or our issued patents may be subject to post-grant review (PGR) proceedings, oppositions, derivations, reexaminations, or inter partes review (IPR) proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and that may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our product candidates or their uses could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Various companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. In Europe, beginning June 1, 2023, European applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., for instance, the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the Inflation Reduction Act (IRA) passed by Congress authorizes the Secretary of the Department of Health and Human Services (HHS) to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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
•
we may fail to adequately protect and police our trademarks, copyrights, and trade secrets; and
•
the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.

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

We may choose to challenge the enforceability or validity of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office (EPO), or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our issued patent, or any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

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

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a United States patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension (PTE) based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, apply prior to expiration of relevant patents or otherwise satisfy applicable requirements. If we are unable to obtain PTE or other patent term restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and nonclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.

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

Moreover, any name we have proposed to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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
•
a health epidemic or pandemic and actions taken to slow its spread; and
•
any other factors discussed in this report.

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

Pursuant to our 2021 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. In addition, our 2021 Employee Stock Purchase Plan (ESPP) authorizes the issuance of shares of our common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 1,200,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to fall.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we or our third-party CROs or other contractors or consultants acting on our behalf process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information, health-related data, and personal data) (collectively, sensitive information).

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations. We and our third-party CROs or other contractors or consultants, may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing or harvesting, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we have implemented measures designed to protect against security incidents there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, be able to detect and remediate all such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to data. A security incident or other interruption could disrupt our (and third parties upon whom we rely) ability to develop or provide our products or conduct clinical trials. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (Information Systems and Data). Our Chief Operating Officer and our General Counsel help identify, assess and manage our material risks from cybersecurity threats. Along with our Chief Operating Officer and our General Counsel, a third-party information technology strategy and risk reduction vendor helps identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, internal audits, conducting threat assessments for internal and external threats, conducting vulnerability assessments to identify vulnerabilities, use of external intelligence feeds and coordinating with law enforcement as appropriate about certain threats.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response procedures; an incident response policy; a vulnerability management policy; conducting risk assessments; encrypting certain of our data; maintaining network security controls; segmenting certain of our data; maintaining access and physical security controls; asset management, tracking, and disposal protocols; systems monitoring; vendor risk management processes; employee training; maintaining cybersecurity insurance; and retaining a third party information technology strategy and risk reduction vendor.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of our enterprise risk management program; our Chief Operating Officer and General Counsel work with management to prioritize our risk management processes and mitigate cybersecurity threats that are expected to be more likely to lead to a material impact to our business; our Chief Operating Officer and General Counsel evaluate material risks from cybersecurity threats against our overall business objectives and our Chief Operating Officer reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms (including outside legal counsel), threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and dark web monitoring services.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting services, contract research organizations and contract manufacturing organizations. We have vendor management processes to identify and oversee cybersecurity risks associated with the use of our providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, these processes may include a risk assessment of the vendor, security questionnaire, security assessments, security assessment calls with the vendor’s security personnel and imposition of contractual obligations on the vendor.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our information technology systems or sensitive data, or those of our third-party CROs or other contractors or consultants, may fail or suffer security incidents, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates' development programs, compromise sensitive data related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain of our management, including our Chief Operating Officer and our General Counsel. Our Chief Operating Officer has been responsible for the oversight of our cybersecurity since he joined our company in May 2019. He has a B.A. in Computer Science. Our General Counsel has oversight of our legal department, has prior experience serving as inside and outside corporate counsel to technology and cybersecurity companies and a highly regulated cancer diagnostics company.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Operating Officer and our General Counsel. Our Chief Operating Officer and our General Counsel will work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from our Chief Operating Officer concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee also receives and has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “DSGN”.

Holders of Common Stock

As of March 14, 2024, there were 56,494,271 shares of common stock issued and held by approximately 13 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investments securities, primarily in money market funds invested in U.S. government agency securities and U.S. treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021. As of December 31, 2023, we had used approximately $80.1 million of the net proceeds received from our initial public offering to support our operations.

Issuer Purchases of Equity Securities

None.

Sale of Unregistered Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical information, this Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Item 1A. Risk Factors.”

Overview

We are a biopharmaceutical company pioneering the research and development of GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. Certain diseases caused by inherited nucleotide repeat expansion, such as Friedreich ataxia (FA) and fragile X syndrome, can result in reduced gene expression and deficiency of vital proteins; in other diseases, such as myotonic dystrophy type-1 (DM1), Fuchs endothelial corneal dystrophy (FECD), and Huntington's disease (HD), the nucleotide repeat expansions result in the generation of toxic gene products, often associated with pathological nuclear foci and broad splicing disruptions or the expression of mutant proteins that form toxic aggregates. Our GeneTACTM small molecules are designed to selectively target expanded genetic repeat sequences, modulate gene expression either by dialing up or down mRNA transcription, depending on the cause of the disease, and restore cellular health. As a platform, we believe that GeneTACTM molecules have broad potential applicability across currently unaddressed degenerative, monogenic nucleotide repeat expansion diseases affecting millions of individuals worldwide.

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTACTM molecules. At doses that were observed to be well tolerated in rodents and non-human primates (NHPs), FA GeneTACTM molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTACTM small molecule, DT-216, formulated as the prior DT-216 product candidate, was cleared by the U.S. Food and Drug Administration (FDA) to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the single-ascending dose (SAD) Phase 1 clinical trial showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, with a greater than two-fold increase in FXN mRNA in the cohort with the highest response. These data supported the subsequent advancement of DT-216 in the multiple-ascending dose (MAD) Phase 1 clinical trial of the prior DT-216 product candidate. In August 2023, we reported data from the MAD Phase 1 clinical trial showing that after three weekly intravenous administrations of the prior DT-216 product candidate, DT-216 levels in plasma and skeletal muscle tissue were both transient. This transient exposure was sufficient to lead to an increase in FXN mRNA in tissue, but longer exposure is likely needed to drive sustained increase of FXN mRNA and protein. DT-216 was generally well-tolerated in the MAD study. In patients receiving the prior DT-216 product candidate, we observed five cases of injection site thrombophlebitis, which we believe were attributable to the formulation excipients. We then shifted focus to developing DT-216 with an improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels with DT-216P2 than was seen in studies previously conducted with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple intravenous administrations of DT-216P2. We aim to complete GLP studies by the end of 2024 and, subject to regulatory clearance, expect to initiate clinical trials with DT-216P2 in FA patients in 2025.

In December 2022, we nominated our second GeneTACTM small molecule, DT-168, an eye drop for the treatment of FECD. When tested in vitro in FECD patient-derived corneal endothelial cells, our FECD GeneTACTM molecules led to robust reductions in the pathogenic nuclear RNA foci and corrected key mis-spliced transcripts to levels observed in control corneal endothelial cells from unaffected donors. DT-168 was well tolerated and distribution of DT-168 was observed in and through the cornea in animal models after administration via eye drop. We believe these preclinical data support the potential of our novel GeneTACTM small molecules to correct the most common underlying genetic cause of FECD. We submitted an IND for DT-168 in late 2023 and have received FDA clearance. We expect to initiate Phase 1 development for DT-168 in 2024. We are currently conducting an observational study in FECD patients where we plan to recruit 200 patients to confirm disease characteristics and deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. This will inform our subsequent clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success.

Our third program based on the GeneTACTM platform is focused on HD. We are currently conducting preclinical studies on two promising HD GeneTACTM candidate molecules, candidate molecule 1 and candidate molecule 2. We have observed reduced mutant HTT (mtHTT) mRNA and protein and preservation of wild type HTT (wtHTT) in HD patient cells after treatment with our HD GeneTACTM candidate molecules. In in vivo studies in zQ175DN mice, an animal model of HD, we observed a reduction of over 50% in mtHTT RNA and protein in the brain striatum after eight weeks of systemic administration of our HD GeneTACTM candidate molecules. In the same study, wtHTT mRNA and protein levels were shown to be preserved after treatment with our HD GeneTACTM candidate molecules. Our HD GeneTACTM candidate molecules were shown to be well tolerated in rodents and NHPs at all doses tested. We believe these data support the potential for our HD GeneTACTM candidate molecules to correct the underlying cause of HD. We plan to continue to evaluate these HD candidate molecules in nonclinical studies and expect to nominate one of them as a development candidate.

Our fourth program based on the GeneTACTM platform is focused on DM1. Multiple DM1 GeneTACTM molecules elicited robust reduction of nuclear foci and improvement of splicing defects in DM1 patient muscle cells to levels observed in muscle cells from healthy individuals. We plan to continue evaluating the properties of our DM1 GeneTACTM molecules in both in vivo and in vitro preclinical studies in order to nominate a development candidate.

We have continued to make significant progress in advancing our GeneTACTM portfolio in preclinical studies to address other diseases and intend to declare additional product candidates as they progress towards the clinic.

We believe the structure and mechanism of action of our GeneTACTM molecules may offer the disease-modifying potential of genomic therapeutics, while also offering broad tissue biodistribution, resolution of aberrant gene expression preserving endogenous regulatory control elements, and leveraging established manufacturing, regulatory, and distribution frameworks for small molecules.

To date, we have incurred net losses and negative cash flows from operations since our inception and as of December 31, 2023, had an accumulated deficit of $177.6 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

We have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant revenue and the issuance of convertible notes and debt. In March 2021, we completed our initial public offering in which we sold 13,800,000 shares of our common stock at $20.00 per share and received net proceeds, after underwriting discount and offering costs, of $254.3 million. In January 2021, we issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net proceeds of approximately $124.7 million. Our cash, cash equivalents and investment securities balance as of December 31, 2023, was $281.8 million.

Leadership Changes

In August 2023, we announced the appointment of Dr. Pratik Shah as our President and Chief Executive Officer.

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

We expect that our research and development expenses will increase for the foreseeable future as we continue the development of our FA, FECD, HD and DM1 programs and our other discovery programs, in particular as we advance our product candidates into clinical development. As of the date of this Annual Report, we cannot reasonably determine with certainty the timing of initiation, the duration or the completion costs of current or future nonclinical studies and clinical programs of our product candidates due to the inherently unpredictable nature of nonclinical and clinical development. Nonclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future nonclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our operating expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$57,063	$48,613	$8,450
General and administrative	21,127	18,980	2,147
Total operating expenses	$78,190	$67,593	$10,597

Research and Development Expenses. Research and development expenses were $57.1 million and $48.6 million for the years ended December 31, 2023 and 2022, respectively. The increase in research and development expenses was due primarily to support our early-stage programs during the year ended December 31, 2023. In addition, we incurred higher personnel and related costs during the year ended December 31, 2023 as compared to the same period in 2022, as we expanded the number of research and development employees to support our programs.

The following table summarizes our research and development expenses by direct and indirect costs for the year ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
FA DT-216	$16,159	$16,904	$(745)
Other direct	15,889	8,583	7,306
Indirect	25,015	23,126	1,889
Total research and development expenses	$57,063	$48,613	$8,450

General and Administrative Expenses. General and administrative expenses were $21.1 million and $19.0 million for the years ended December 31, 2023 and 2022, respectively. The increase in general and administrative expenses was primarily due to additional personnel-related costs incurred during the year ended December 31, 2023 as compared to the same period in 2022.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since our inception, we have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant income and the issuance of convertible notes and notes payable. As of December 31, 2023, we had $281.8 million of combined cash and cash equivalents and investment securities, a decrease of $48.6 million from the $330.4 million of cash and cash equivalents and investment securities at December 31, 2022. The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2023	2022	Change
Net cash (used in) provided by:
Operating activities	$(58,560)	$(51,317)	$(7,243)
Investing activities	52,536	(220,987)	273,523
Financing activities	724	235	489
Net (decrease) increase in cash and cash equivalents	$(5,300)	$(272,069)	$266,769

Operating Activities. The increase in our use of cash was primarily due to the $6.0 million increase in net loss net of non-cash reconciling items and a $1.3 million decrease in net working capital for the year ended December 31, 2023 compared to the same period of the prior year. The higher net loss incurred during the 2023 period was due primarily to increased expenses related to our early-stage programs and higher personnel-related costs to support our programs.

Investing Activities. The increase in net cash provided by investing activities was due to increased proceeds from the maturities of investment securities and a decrease in purchases of investment securities during the year ended December 31, 2023 compared to the year ended December 31, 2022. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities for each of the years ended December 31, 2023 and 2022 was comprised of proceeds received from the issuance of common stock through our employee stock purchase plan and from employee stock option exercises.

Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (2022 Shelf Registration Statement), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an "at-the-market” sales agreement (ATM Program). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of December 31, 2023, the Company has not sold any shares of its common stock under the ATM Program.

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

Until such time, if ever, as we can generate substantial revenues from product sales to support our cost structure, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts (such as the ongoing military conflict in Ukraine and actions taken by the United States and other governments in response), high inflation, bank failures, global supply chain and labor shortage challenges, and the effects of a health epidemic or pandemic. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

For the year ended December 31, 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an IND in the U.S. and will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $100,000 per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for each of the years ended December 31, 2023 and 2022.

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

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our ongoing and planned clinical trials, discovery and nonclinical programs, personnel and facilities-related expenses, external research and development and product development.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Design Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Design Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 19, 2024

Design Therapeutics, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$21,200	$26,500
Investment securities	260,598	303,887
Prepaid expenses and other current assets	2,786	4,732
Total current assets	284,584	335,119
Property and equipment, net	1,691	1,947
Right-of-use asset, related party	2,938	3,612
Other assets	430	459
Total assets	$289,643	$341,137
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,940	$3,025
Accrued expenses and other current liabilities (including related party amounts of $716 and $640, respectively)	7,682	7,751
Total current liabilities	9,622	10,776
Operating lease liability, net, related party	2,334	3,051
Total liabilities	11,956	13,827
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.0001 par value; 200,000,000 shares authorized, 56,473,598 and 55,943,314 shares issued, and 56,473,598 and 55,895,596 shares outstanding at December 31, 2023 and 2022, respectively	6	6
Additional paid-in capital	455,245	441,424
Accumulated deficit	(177,626)	(110,764)
Accumulated other comprehensive loss	62	(3,356)
Total stockholders' equity	277,687	327,310
Total liabilities and stockholders' equity	$289,643	$341,137

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development (including related party amounts of $991 and $960, respectively)	$57,063	$48,613
General and administrative (including related party amounts of $538 and $530, respectively)	21,127	18,980
Total operating expenses	78,190	67,593
Loss from operations	(78,190)	(67,593)
Other income, net	11,328	4,285
Net loss	$(66,862)	$(63,308)

Net loss per share, basic and diluted	$(1.19)	$(1.14)
Weighted-average shares of common stock outstanding, basic and diluted	55,984,670	55,707,517

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Net loss	$(66,862)	$(63,308)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	3,418	(3,112)
Comprehensive loss	$(63,444)	$(66,420)

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance at December 31, 2021	55,441,926	$6	$429,824	$(244)	$(47,456)	$382,130
Exercises of stock options and vesting of restricted stock	418,236	—	336	—	—	336
Issuance of common stock under employee stock purchase plan	35,434	—	339	—	—	339
Stock-based compensation	—	—	10,925	—	—	10,925
Unrealized loss on investments	—	—	—	(3,112)	—	(3,112)
Net loss	—	—	—	—	(63,308)	(63,308)
Balance at December 31, 2022	55,895,596	$6	$441,424	$(3,356)	$(110,764)	$327,310
Exercises of stock options and vesting of restricted stock	492,116	—	428	—	—	428
Issuance of common stock under employee stock purchase plan	85,886	—	305	—	—	305
Stock-based compensation	—	—	13,088	—	—	13,088
Unrealized gain on investments	—	—	—	3,418	—	3,418
Net loss	—	—	—	—	(66,862)	(66,862)
Balance at December 31, 2023	56,473,598	$6	$455,245	$62	$(177,626)	$277,687

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(66,862)	$(63,308)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	537	406
Stock-based compensation	13,088	10,925
Amortization of premiums on investment securities, net	(6,084)	(1,396)
Non-cash lease expense	33	60
Other	—	4
Change in operating assets and liabilities:
Prepaid expense and other assets	1,974	(3,393)
Accounts payable and other liabilities	(1,246)	5,400
Accounts payable and other liabilities—related party	—	(15)
Net cash used in operating activities	(58,560)	(51,317)
Cash flows from investing activities
Purchases of investment securities	(224,703)	(312,998)
Proceeds from maturities of investment securities	277,495	92,890
Proceeds from sale of asset	—	39
Purchases of property and equipment	(256)	(918)
Net cash provided by (used) in investing activities	52,536	(220,987)
Cash flows from financing activities
Proceeds from the exercise of stock options	419	323
Issuance of common stock through employee stock purchase plan	305	339
Payment of deferred issuance costs	—	(427)
Net cash provided by financing activities	724	235
Net decrease in cash and cash equivalents	(5,300)	(272,069)
Cash and cash equivalents at beginning of period	26,500	298,569
Cash and cash equivalents at end of period	$21,200	$26,500
Supplemental disclosures
Initial recognition of operating lease right-of-use asset and operating lease liability	$—	$590
Purchases of property and equipment included in accrued expenses	$25	$—

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $177.6 million as of December 31, 2023. The Company had cash, cash equivalents and investment securities of $281.8 million as of December 31, 2023, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development, and clinical development activities as well as the commercialization of the Company’s products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company’s currently available cash and cash equivalents as of December 31, 2023 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

Property and Equipment, Net

Property and equipment generally consist of laboratory equipment, computer equipment and software, and furniture and fixtures and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three years to five years). Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. Repairs and maintenance costs are charged as incurred.

An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses for the years ended December 31, 2023 and 2022.

Leases

Leases consist of an operating lease the Company has related to its facility. At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term. The expected lease term includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. For those leases where the implicit rate is not provided, the Company calculates the present value of lease payments using an incremental borrowing rate. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use (“ROU”) lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term

Leases”). For any Short-Term leases, the Company records the rent expense on a straight-line basis and ROU asset and lease obligations are not recognized.

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

Stock-Based Compensation

Stock options and restricted stock issued pursuant to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and 2018 Equity Incentive Plan (the “2018 Plan”), and option features associated with the rights to purchase shares pursuant to the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”) are valued using the Black-Scholes option pricing model on the date of grant or subscription period. This option pricing model involves a number of estimates, including the expected lives of the stock options or subscription period, the Company's anticipated stock volatility and interest rates. The Company recognizes the expense for equity awards on a ratable basis over the requisite service periods of the awards or the number of shares estimated to be issued pursuant to the ESPP. Forfeitures are recognized as they occur.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Accounting Standards Codification (ASC) Topic 280, Segment Reporting: Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU also requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under the ASU. Annual disclosures are required for fiscal years beginning after December 15, 2023 and for interim disclosures within fiscal years beginning after December 15, 2024. Retrospective application is required and early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, ASC Topic 740, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

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

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	December 31, 2023	December 31, 2022
Stock options	8,561,753	5,396,719
Shares subject to repurchase	—	47,718
Employee stock purchase plan	19,907	7,096
Total	8,581,660	5,451,533

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

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at December 31, 2023 and 2022 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2023:
Assets:
Money market funds(1)	$19,619	$19,619	$—	$—
Certificates of deposit	14,336	14,336	—	—
U.S. Treasury securities	221,304	221,304	—	—
U.S. Government agency securities	24,958	—	24,958	—
Total	$280,217	$255,259	$24,958	$—
As of December 31, 2022:
Assets:
Money market funds(1)	$20,895	$20,895	$—	$—
Certificates of deposit	7,929	7,929	—	—
U.S. Treasury securities	265,966	265,966	—	—
U.S. Government agency securities	29,992	—	29,992	—
Total	$324,782	$294,790	$29,992	$—

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

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The amortized cost, unrealized gains, unrealized losses, allowances for credit losses and fair value of available-for-sale investments aggregated by maturity and security type at December 31, 2023 and 2022 consisted of the following (in thousands):

		As of December 31, 2023
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$10,488	$2	$(23)	$—	$10,467
U.S. Treasury securities	Within 1 year	162,746	70	(349)	—	162,467
U.S. Government agency securities	Within 1 year	12,499	—	(29)	—	12,470
Certificates of deposits	1 year to 2 years	3,862	12	(5)	—	3,869
U.S. Treasury securities	1 year to 2 years	58,441	412	(16)	—	58,837
U.S. Government agency securities	1 year to 2 years	12,500	2	(14)	—	12,488
Total		$260,536	$498	$(436)	$—	$260,598

		As of December 31, 2022
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$4,092	$—	$(57)	$—	$4,035
U.S. Treasury securities	Within 1 year	200,938	4	(2,182)	—	198,760
U.S. Government agency securities	Within 1 year	22,663	—	(84)	—	22,579
Certificates of deposits	1 year to 2 years	3,920	7	(33)	—	3,894
U.S. Treasury securities	1 year to 2 years	68,130	2	(926)	—	67,206
U.S. Government agency securities	1 year to 2 years	7,500	—	(87)	—	7,413
Total		$307,243	$13	$(3,369)	$—	$303,887

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

There were 71 and 77 securities in an unrealized loss position at December 31, 2023 and 2022, respectively. The Company determined that unrealized losses on its available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of December 31, 2023 or 2022.

The following tables present available-for-sale investments that were in an unrealized loss position as of December 31, 2023 and 2022, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$8,514	$(14)	$1,456	$(14)	$9,970	$(28)
U.S. Treasury securities	44,346	(102)	51,979	(263)	96,325	(365)
U.S. Government agency securities	12,484	(16)	7,473	(27)	19,957	(43)
Total	$65,344	$(132)	$60,908	$(304)	$126,252	$(436)

	As of December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$2,648	$(47)	$2,824	$(43)	$5,472	$(90)
U.S. Treasury securities	187,570	(1,890)	63,727	(1,218)	251,297	(3,108)
U.S. Government agency securities	27,492	(171)	—	—	27,492	(171)
Total	$217,710	$(2,108)	$66,551	$(1,261)	$284,261	$(3,369)

As of December 31, 2023, the Company held 59 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation (“FDIC”) insured limit. Accrued interest receivable on available-for-sale investment securities, included in “Prepaid expenses and other current assets” on the Company’s balance sheets, was $1.4 million and $1.1 million at December 31, 2023 and 2022, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$1,354	$3,617
Interest receivable	1,432	1,115
Total	$2,786	$4,732

Property and equipment consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Laboratory equipment	$1,976	$1,695
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	151	151
Construction in progress	—	—
	2,750	2,469
Less accumulated depreciation	(1,059)	(522)
Total	$1,691	$1,947

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued personnel costs	$4,034	$3,543
Accrued research and development costs	2,350	2,983
Current portion of operating lease liability, related party	716	640
Accrued other	582	585
Total	$7,682	$7,751

7. Leases

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the ROU asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the “Lease Amendment”) to its Lease with Crossing Holdings, LLC to rent approximately 4,900 square feet of additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment will coincide with the term of the Lease and end in 2027. As of December 31, 2023, the weighed-average remaining lease term for the Company's leases was 3.7 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities, related party as of December 31, 2023 are as follows (in thousands):

2024	$918
2025	945
2026	973
2027	663
Thereafter	—
Total future minimum lease payments	3,499
Less: Present value adjustment	(449)
Operating lease liabilities, related party	$3,050

Rent expense was $0.9 million for each of the years ended December 31, 2023 and 2022.

8. Stockholders’ Deficit

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 ( the “2022 Shelf Registration Statement”), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an "at-the-market” sales agreement ( the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of December 31, 2023, the Company has not sold any shares of its common stock under the ATM Program.

Shares Subject to Repurchase

Pursuant to the 2018 Plan, the Company issued shares of restricted common stock to employees, consultants and members of its board of directors. Additionally, certain stock options granted pursuant to the 2018 Plan provide for the right to elect to exercise unvested options early in exchange for restricted shares of common stock. These restricted shares of common stock generally vest over a four-year period and are subject to repurchase by the Company at the original purchase price or, in certain instances the fair market value if such fair market value is lower than the purchase price, in the event the recipient’s service is terminated either voluntarily or involuntarily prior to vesting.

A summary of the Company’s restricted shares of common stock and unvested stock liability, which is included in accrued expenses and other current liabilities on the Company’s balance sheets, is as follows (in thousands, except share data):

	Shares	Liability
Balance at December 31, 2021	239,826	$23
Vested shares	(192,108)	(14)
Balance at December 31, 2022	47,718	9
Vested shares	(47,718)	(9)
Balance at December 31, 2023	—	$—

9. Stock-Based Compensation

Equity Incentive Award Plans

In March 2021, the Company’s board of directors and stockholders adopted the 2021 Plan, which became effective on March 25, 2021, the date of the underwriting agreement related to the Company’s initial public offering (“IPO”). Upon adoption of the 2021 Plan, the Company restricted future grants from its 2018 Plan.

Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of December 31, 2023, the Company had 5,102,732 shares available for grant under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year through January 1, 2031 in an amount equal to 5% of the total number of shares outstanding of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. Effective January 1, 2024, the number of shares available for future issuance was increased by 2,823,679 shares so that the total available for future issuance as of January 1, 2024 was 7,926,411 shares.

In August 2023, the Company granted two stock options, each to purchase up to 525,000 shares of the Company's common stock, which contain both time-based and performance-based conditions. The options have a weighted average grant date fair value of $1.64 per share. Stock-based compensation expense for awards with performance conditions is recognized ratably over the expected performance period when the achievement of such performance conditions is determined to be probable. During the year-ended December 31, 2023, the Company assessed the probability of achieving the performance-based conditions and recorded approximately $0.1 million in general and administrative stock-based compensation expense.

A summary of the Company's stock option activity for the periods presented was as follows (in thousands, except year, share and per share data):

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Options and	Average	Contractual	Aggregate
	Awards	Exercise	Term	Intrinsic
	Outstanding	Price	(Years)	Value
Outstanding at December 31, 2021	2,673,775	$8.49	9.12	$35,343
Granted	3,132,283	$13.50
Exercised	(226,128)	$1.43
Canceled/Expired	(183,211)	$9.81
Outstanding at December 31, 2022	5,396,719	$11.64	8.75	$10,533,451
Granted	5,299,250	$5.26
Exercised	(444,398)	$0.94
Canceled/Expired	(1,689,818)	$9.51
Outstanding at December 31, 2023	8,561,753	$8.67	8.46	$1,115,560
Vested and expected to vest at December 31, 2023	7,911,753	$9.18	8.36	$1,008,810
Exercisable at December 31, 2023	2,296,750	$12.47	6.95	$538,297

The weighted-average grant date fair value per share of options granted was $3.45 and $8.63 for the years ended December 31, 2023 and 2022, respectively. The aggregate intrinsic value of options exercised was $0.7 million and $4.0 million for the years ended December 31, 2023 and 2022, respectively, and the cash received from options exercised was $0.4 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants for the periods presented were as follows:

	Year Ended December 31,
	2023	2022
Expected term (years)	6.10	6.10
Expected volatility	70.0%	70.4%
Risk-free interest rate	3.87%	2.01%
Expected dividend yield	0.0%	0.0%

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

As of December 31, 2023, the Company had issued 132,776 shares of the Company's common stock under the ESPP and had 1,583,474 shares available for future issuance. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2031 in an amount equal to the lesser of (i) 1% of the total number of shares outstanding of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Effective January 1, 2024, the number of shares available for issuance was increased by 564,735 shares so that the total available for future issuance as of January 1, 2024 was 2,148,209 shares.

In determining the grant date fair value of shares to be issued under the ESPP, the Company uses the Black-Scholes option pricing model. The Black-Scholes inputs are determined in the same manner as for stock option awards. The weighted average inputs used for the ESPP for the year ended December 31, 2023, were as follows:

	Year Ended December 31,
	2023	2022
Expected term (years)	1.51	1.26
Expected volatility	85.4%	78.0%
Risk-free interest rate	4.44%	2.78%
Expected dividend yield	0.0%	0.0%

Stock-based compensation expense for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$6,152	$4,827
General and administrative	6,936	6,098
Total	$13,088	$10,925

As of December 31, 2023, unrecognized compensation expense related to unvested stock option awards was $26.8 million, which is expected to be recognized in expense over a weighted-average period of 1.5 years. As of December 31, 2023, unrecognized compensation expense related to ESPP rights was $0.5 million, which is expected to be recognized over a remaining period of 1.8 years.

10. Income Taxes

The Company is subject to taxation in the United States and various state jurisdictions. All of the Company’s tax years are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s policy is to recognize interest and penalties related to income tax matters as tax expense. The Company had no accrued interest or penalties related to income tax matters on its balance sheets at December 31, 2023 or 2022, and has not recognized interest or penalties in its statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively. Further, the Company is not currently under examination by any federal, state or local tax authority.

At December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforwards of $68.2 million and $10.9 million, respectively. Federal NOL carryforwards totaling $0.1 million begin to expire in 2037, unless previously utilized. Federal and state NOL carryforwards of $68.2 million and $0.5 million generated after 2017, may be carryforward indefinitely but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $10.4 million begin to expire in 2037, unless previously utilized. In addition, the Company has federal and state research and development (“R&D”) credit carryforwards totaling $6.9 million and $2.3 million, respectively. The federal R&D credit carryforwards will begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire.

Utilization of the Company’s NOL and R&D credit carryforwards may be subject to substantial annual limitations in the event a cumulative ownership change has occurred, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction, or series of transactions over a three-year period, resulting in an ownership change of more than 50% of the outstanding common stock of a company by certain stockholders or public groups. Such an ownership change may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a study to assess whether an ownership change had occurred from the Company's formation through December 31, 2021. Based upon the study, the Company determined that it had experienced multiple ownership changes during 2020, causing the annual utilization of the NOL and credit carryforwards to be limited. The Company does not believe any of the NOL and credit carryforwards generated through December 31, 2023 would expire solely as a result of annual limitations on the utilization of those attributes. If ownership changes occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

Significant components of the Company's net deferred tax assets at December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$15,074	$12,240
Capitalized research costs	16,635	8,396
Research and development credits	6,996	3,274
Lease liability	641	776
Stock-based compensation	3,255	1,740
Other	810	1,519
Total gross deferred tax assets	43,411	27,945
Valuation allowance	(42,436)	(26,777)
Total deferred tax assets	975	1,168
Deferred tax liabilities:
Right of use asset	(618)	(759)
Other	(357)	(409)
Total deferred tax liabilities	(975)	(1,168)
Net deferred tax assets	$—	$—

A reconciliation of the Company's income tax expense (benefit) to the amount computed by applying the federal statutory income tax rate for the periods presented were as follows (in thousands):

	December 31, 2023	December 31, 2022
Expected tax benefit at federal statutory rate	$(14,042)	$(13,295)
State income taxes, net of federal benefit	(37)	(15)
Research and development credits	(3,722)	(2,075)
Stock-based compensation	906	697
Other	515	(200)
Change in valuation allowance	16,380	14,888
Provision for income taxes	$—	$—

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

The following table summarizes the changes to the Company's unrecognized tax benefits for the periods presented (in thousands):

	December 31, 2023	December 31, 2022
Balance at beginning of period	$929	$418
Increase related to prior year tax positions	87	—
Increase to current year tax positions	783	511
Balance at end of period	$1,799	$929

11. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of December 31, 2023 or December 31, 2022.

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

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the years ended December 31, 2023 and 2022.

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

Expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$845	$780
General and administrative	298	290
Total expenses	$1,143	$1,070

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2023	2022
General and administrative	$240	$240
Total expenses	$240	$240

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Ansari, a co-founder, provides consulting services and advises on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performed these services for a monthly fee of $15,000. In November 2023, the Company further amended the Research Consulting Agreement, discontinued the monthly fee effective October 1, 2023 and granted Dr. Ansari an option to purchase 100,000 shares of the Company's common stock. The option has a grant date fair value of $1.72 per share and is being expensed to research and development over a four-year service period. During the year ended December 31, 2023, the Company recorded approximately $11,000 in related stock-based compensation expense.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$146	$180
Total expenses	$146	$180

The Company had accrued expenses and other current liabilities of zero and $15,000 as of December 31, 2023 and 2022, pursuant to its related party consulting agreements.

14. Employee Benefit Plans

The Company maintains a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company's U.S. employees. The plan allows eligible employees to defer, at the employee's discretion, pretax compensation up to the IRS annual limits. The Company is not required to make matching contributions under the plan; however, in 2022, the Company began making matching contributions. The Company voluntarily contributed $0.5 million and $0.3 million to the plan for the years ended December 31, 2023 and 2022, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed by, or under the supervision of, our Chief Executive Officer and our principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed Election of Directors, Executive Officers and Information Regarding the Board of Directors and Corporate Governance contained in the Proxy Statement for our 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission on or before April 29, 2024 (the “Proxy Statement”).

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

Item 11. Executive Compensation.

The information required by this item will be set forth in the section headed Executive and Director Compensation contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the sections headed Security Ownership of Certain Beneficial Owners and Management and Executive and Director Compensation contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be set forth in the sections headed Certain Related-Person Transactions and Information Regarding the Board of Directors and Corporate Governance contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the sections headed Ratification of Selection of Independent Registered Public Accounting Firm contained in the Proxy Statement and is incorporated herein by reference.

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

10.7*	Non-Employee Director Compensation Policy

10.8†‡

Human Therapeutics Exclusive License Agreement, by and between the Registrant and Wisconsin Alumni Research Foundation, dated February 20, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed March 5, 2021).

10.9‡*

Consulting Agreement, by and between the Registrant and Marlinspike Group, LLC, dated March 1, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed March 5, 2021).

10.10

Lease, by and between the Registrant and Crossing Holdings, LLC, dated February 2, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 5, 2021).

10.11*

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

10.13*	Third Amendment to Consulting Agreement, by and between the Registrant and Aseem Z. Ansari, Ph.D., dated November 9, 2023
10.14*	Consulting Agreement by and between the Registrant and Rodney Lappe, Ph.D., dated November 22, 2023.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page hereto).
31.1

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Design Therapeutics, Inc. Incentive Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan.

† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

‡ Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Design Therapeutics, Inc.

Date: March 19, 2024	By:	/s/ Pratik Shah, Ph.D.
Pratik Shah, Ph.D.
President, Chief Executive Officer and Chairperson

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pratik Shah, Ph.D., as his or her true and lawful attorney-in-fact and agents, with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Pratik Shah, Ph.D.	President, Chief Executive Officer and Chairperson (Principal Executive and Financial Officer)	March 19, 2024
Pratik Shah, Ph.D.

/s/ Julie Burgess	Chief Accounting Officer (Principal Accounting Officer)	March 19, 2024
Julie Burgess

/s/ Simeon George, M.D.	Director	March 19, 2024
Simeon George, M.D.

/s/ Stella Xu, Ph.D.	Director	March 19, 2024
Stella Xu, Ph.D.

/s/ Rodney Lappe, Ph.D.	Director	March 19, 2024
Rodney Lappe, Ph.D.

/s/ John Schmid	Director	March 19, 2024
John Schmid

/s/ Arsani William, M.D.	Director	March 19, 2024
Arsani William, M.D.

/s/ Heather Berger, Ph.D.	Director	March 19, 2024
Heather Berger, Ph.D.

/s/ Deepa Prasad	Director	March 19, 2024
Deepa Prasad