Form 10-Q
period 2024-03-31
Design Therapeutics, Inc.
filed 2024-05-08
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of May 3, 2024, was 56,495,039.

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
•
our expected use of the net proceeds from our initial public offering; and
•
other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,397	$21,200
Investment securities	241,289	260,598
Prepaid expenses and other current assets	3,200	2,786
Total current assets	273,886	284,584
Property and equipment, net	1,718	1,691
Right-of-use asset, related party	2,762	2,938
Other assets	427	430
Total assets	$278,793	$289,643
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,372	$1,940
Accrued expenses and other current liabilities (including related party amounts of $736 and $716 respectively)	5,722	7,682
Total current liabilities	7,094	9,622
Operating lease liability, net, related party	2,142	2,334
Total liabilities	9,236	11,956
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 56,494,271 and 56,473,598 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	458,449	455,245
Accumulated deficit	(188,731)	(177,626)
Accumulated other comprehensive (loss) income	(167)	62
Total stockholders’ equity	269,557	277,687
Total liabilities and stockholders’ equity	$278,793	$289,643

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development (including related party amounts of $224 and $259, respectively)	$9,801	$15,730
General and administrative (including related party amounts of $135 and $135, respectively)	4,599	5,921
Total operating expenses	14,400	21,651
Loss from operations	(14,400)	(21,651)
Other income, net	3,295	2,357
Net loss	$(11,105)	$(19,294)

Net loss per share, basic and diluted	$(0.20)	$(0.35)
Weighted-average shares of common stock outstanding, basic and diluted	56,488,527	55,908,033

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(11,105)	$(19,294)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(229)	1,374
Comprehensive loss	$(11,334)	$(17,920)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	56,473,598	$6	$455,245	$62	$(177,626)	$277,687
Exercises of stock options	20,673	—	20	—	—	20
Stock-based compensation	—	—	3,184	—	—	3,184
Unrealized loss on investments	—	—	—	(229)	—	(229)
Net loss	—	—	—	—	(11,105)	(11,105)
Balance at March 31, 2024	56,494,271	$6	$458,449	$(167)	$(188,731)	$269,557

Balance at December 31, 2022	55,895,596	$6	$441,424	$(3,356)	$(110,764)	$327,310
Exercises of stock options and vesting of restricted stock	23,965	—	2	—	—	2
Stock-based compensation	—	—	3,426	—	—	3,426
Unrealized gain on investments	—	—	—	1,374	—	1,374
Net loss	—	—	—	—	(19,294)	(19,294)
Balance at March 31, 2023	55,919,561	$6	$444,852	$(1,982)	$(130,058)	$312,818

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(11,105)	$(19,294)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	143	129
Stock-based compensation	3,184	3,426
Amortization of premiums on investment securities, net	(1,731)	(1,142)
Non-cash lease expense	4	10
Change in operating assets and liabilities:
Prepaid expense and other assets	(411)	1,192
Accounts payable and other liabilities	(2,523)	(1,745)
Net cash used in operating activities	(12,439)	(17,424)
Cash flows from investing activities
Purchases of investment securities	(45,659)	(33,615)
Proceeds from maturities of investment securities	66,470	53,435
Purchases of property and equipment	(195)	(87)
Net cash provided by investing activities	20,616	19,733
Cash flows from financing activities
Proceeds from the exercise of stock options	20	—
Net cash provided by financing activities	20	—
Net increase (decrease) in cash and cash equivalents	8,197	2,309
Cash and cash equivalents at beginning of period	21,200	26,500
Cash and cash equivalents at end of period	$29,397	$28,809

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization

Design Therapeutics, Inc. (the “Company”) was incorporated in Delaware in December 2017 and is based in Carlsbad, California. The Company is a biopharmaceutical company pioneering the research and development of GeneTACTM molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. The Company’s lead product candidate is in Friedreich ataxia (“FA”), its second product candidate is in Fuchs endothelial corneal dystrophy (“FECD”), and it is also advancing GeneTACTM programs to address other diseases.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $188.7 million as of March 31, 2024. The Company had cash, cash equivalents and investment securities of $270.7 million as of March 31, 2024, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash and cash equivalents as of March 31, 2024 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

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

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of stock options outstanding under the Company’s equity incentive plans, restricted common stock subject to repurchase, and employee stock purchase rights under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), as applicable. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	March 31, 2024	March 31, 2023
Stock options	10,710,448	7,914,191
Shares subject to repurchase	—	25,990
Employee stock purchase plan	113,342	46,573
Total	10,823,790	7,986,754

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2024:
Assets:
Money market funds(1)	$27,397	$27,397	$—	$—
Certificates of deposit	12,870	12,870	—	—
U.S. Treasury securities	211,937	211,937	—	—
U.S. Government agency securities	16,482	—	16,482	—
Total	$268,686	$252,204	$16,482	$—
As of December 31, 2023:
Assets:
Money market funds(1)	$19,619	$19,619	$—	$—
Certificates of deposit	14,336	14,336	—	—
U.S. Treasury securities	221,304	221,304	—	—
U.S. Government agency securities	24,958	—	24,958	—
Total	$280,217	$255,259	$24,958	$—

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment securities consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

		As of March 31, 2024
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$9,755	$1	$(18)	$—	$9,738
U.S. Treasury securities	Within 1 year	159,617	5	(201)	—	159,421
U.S. Government agency securities	Within 1 year	2,500	—	(11)	—	2,489
Certificates of deposits	1 year to 2 years	3,127	8	(3)	—	3,132
U.S. Treasury securities	1 year to 2 years	52,457	76	(17)	—	52,516
U.S. Government agency securities	1 year to 2 years	14,000	—	(7)	—	13,993
Total		$241,456	$90	$(257)	$—	$241,289

		As of December 31, 2023
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$10,488	$2	$(23)	$—	$10,467
U.S. Treasury securities	Within 1 year	162,746	70	(349)	—	162,467
U.S. Government agency securities	Within 1 year	12,499	—	(29)	—	12,470
Certificates of deposits	1 year to 2 years	3,862	12	(5)	—	3,869
U.S. Treasury securities	1 year to 2 years	58,441	412	(16)	—	58,837
U.S. Government agency securities	1 year to 2 years	12,500	2	(14)	—	12,488
Total		$260,536	$498	$(436)	$—	$260,598

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

There were 93 and 71 securities in an unrealized loss position at March 31, 2024 and December 31, 2023, respectively. The Company determined that unrealized losses on its available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of March 31, 2024 or December 31, 2023.

The following tables present available-for-sale investments that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of March 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$6,807	$(8)	$3,418	$(13)	$10,225	$(21)
U.S. Treasury securities	120,676	(138)	27,338	(80)	148,014	(218)
U.S. Government agency securities	13,993	(7)	2,489	(11)	16,482	(18)
Total	$141,476	$(153)	$33,245	$(104)	$174,721	$(257)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$8,514	$(14)	$1,456	$(14)	$9,970	$(28)
U.S. Treasury securities	44,346	(102)	51,979	(263)	96,325	(365)
U.S. Government agency securities	12,484	(16)	7,473	(27)	19,957	(43)
Total	$65,344	$(132)	$60,908	$(304)	$126,252	$(436)

As of March 31, 2024, the Company held 53 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaid expenses and other current assets on the Company’s balance sheets, was $1.7 million and $1.4 million at March 31, 2024 and December 31, 2023, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$1,524	$1,354
Interest receivable	1,676	1,432
Total	$3,200	$2,786

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$2,146	$1,976
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	151	151
	2,920	2,750
Less accumulated depreciation	(1,202)	(1,059)
Total	$1,718	$1,691

Accrued expenses and current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued personnel costs	$2,069	$4,034
Accrued research and development costs	2,341	2,350
Current portion of operating lease liability	736	716
Accrued other	576	582
Total	$5,722	$7,682

7. Leases

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the right-of-use asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the “Lease Amendment”) to its Lease with Crossing Holdings, LLC to rent approximately 4,900 square feet of additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment coincides with the term of the Lease and ends in 2027. As of March 31, 2024, the weighted-average remaining lease term for the Company's leases was 3.4 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities as of March 31, 2024 are as follows (in thousands):

2024 (remaining nine months)	$690
2025	945
2026	973
2027	663
Thereafter	—
Total future minimum lease payments	3,271
Less: Present value adjustment	(393)
Operating lease liabilities	$2,878

Rent expense for each of the three months ended March 31, 2024 and 2023 was $0.2 million.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of March 31, 2024 or December 31, 2023.

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

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three months ended March 31, 2024 and 2023, respectively.

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

10. Stockholders’ Deficit

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of March 31, 2024, the Company has not sold any shares of its common stock under the ATM Program.

11. Stock-Based Compensation

Equity Incentive Award Plans

The number of shares of common stock available for issuance under the Company's 2021 Equity Incentive Plan will automatically increase on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2024, the total number of shares available for future issuance was 5,757,043.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(continued)

(unaudited)

The following table summarizes stock option activity for the three months ended March 31, 2024:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	8,561,753	$8.67
Granted	2,497,450	$2.55
Exercised	(20,673)	$0.95
Forfeited	(328,082)	$13.52
Balance at March 31, 2024	10,710,448	$7.11

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,567	$1,482
General and administrative	1,617	1,944
Total	$3,184	$3,426

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

2021 Employee Stock Purchase Plan

The number of shares of common stock available for issuance under the Company's ESPP will automatically increase on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2024, the Company had issued 132,776 shares of the Company's common stock under the ESPP and had 2,148,209 shares available for future issuance.

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

Expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$213	$214
General and administrative	75	75
Total expenses	$288	$289

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$60	$60
Total expenses	$60	$60

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D. Dr. Ansari, a co-founder, provides consulting services and advises on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performed these services for a monthly fee of $15,000. In November 2023, the Company further amended the Research Consulting Agreement to discontinue the monthly fee, effective October 1, 2023, and provide for an option grant to Dr. Ansari to purchase 100,000 shares of the Company's common stock. The option has a grant date fair value of $1.72 per share and is being expensed to research and development over a four-year service period. During the three months ended March 31, 2024, the Company recorded approximately $11,000 in related stock-based compensation expense.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$11	$45
Total expenses	$11	$45

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

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTACTM molecules. At doses that were observed to be well tolerated in rodents and non-human primates (NHPs), FA GeneTACTM molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTACTM small molecule, DT-216, formulated as the prior DT-216 product candidate, was cleared by the U.S. Food and Drug Administration (FDA) to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the single-ascending dose (SAD) Phase 1 clinical trial showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, with a greater than two-fold increase in FXN mRNA in the cohort with the highest response. These data supported the subsequent advancement of DT-216 in the multiple-ascending dose (MAD) Phase 1 clinical trial of the prior DT-216 product candidate. In August 2023, we reported data from the MAD Phase 1 clinical trial showing that after three weekly intravenous administrations of the prior DT-216 product candidate, DT-216 levels in plasma and skeletal muscle tissue were both transient. This transient exposure was sufficient to lead to an increase in FXN mRNA in tissue, but longer exposure is likely needed to drive sustained increase of FXN mRNA and protein. DT-216 was generally well-tolerated in the MAD study. In patients receiving the prior DT-216 product candidate in the MAD study, we observed five cases of injection site thrombophlebitis, which we believe were attributable to the formulation excipients. We then shifted focus to developing DT-216 with an improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels with DT-216P2 than was seen in studies previously conducted with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple intravenous administrations of DT-216P2. We aim to complete GLP studies by the end of 2024 and, subject to regulatory clearance, expect to initiate clinical trials with DT-216P2 in FA patients in 2025.

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

Our third program based on the GeneTACTM platform is focused on HD. We are currently conducting preclinical studies on two promising HD GeneTACTM candidate molecules, candidate molecule 1 and candidate molecule 2. We have observed reduced mutant HTT (mtHTT) mRNA and protein and preservation of wild type HTT (wtHTT) in HD patient cells after treatment with our HD GeneTACTM candidate molecules. In in vivo studies in zQ175DN mice, an animal model of HD, we observed a reduction of over 50% in mtHTT RNA and protein in the brain striatum after eight weeks of systemic administration of our HD GeneTACTM candidate molecules. In the same study, wtHTT mRNA and protein levels were shown to be preserved after treatment with our HD GeneTACTM candidate molecules. Our HD GeneTACTM candidate molecules were shown to be well tolerated in rodents and NHPs in ongoing studies. We believe these data support the potential for our HD GeneTACTM candidate molecules to correct the underlying cause of HD. We plan to continue to evaluate these HD candidate molecules in nonclinical studies and expect to nominate one of them as a development candidate.

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

To date, we have incurred net losses and negative cash flows from operations since our inception and as of March 31, 2024 had an accumulated deficit of $188.7 million. Our cash, cash equivalents and investment securities balance as of March 31, 2024 was $270.7 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our operating expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$9,801	$15,730	$(5,929)
General and administrative	4,599	5,921	(1,322)
Total operating expenses	$14,400	$21,651	$(7,251)

Research and Development Expenses. The decrease in research and development expenses was primarily due to a decrease in clinical activities for our FA program compared to the same period of the prior year and a reduction in expenses associated with our early-stage programs.

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
FA	$1,042	$4,970	$(3,928)
FECD	1,210	—	1,210
Other direct	2,501	4,366	(1,865)
Indirect	5,048	6,394	(1,346)
Total research and development expense	$9,801	$15,730	$(5,929)

General and Administrative Expenses. The decrease in general administrative expenses was primarily due to a $0.7 million decrease in personnel-related costs inclusive of stock-based compensation, with the remaining decrease attributed to lower professional fees and other expenses incurred during the three months ended March 31, 2024 as compared to the same period in 2023.

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

As of March 31, 2024, we had $270.7 million of combined cash and cash equivalents and investment securities, a decrease of $11.1 million from the $281.8 million of cash and cash equivalents and investment securities at December 31, 2023. Further detail of the change in our cash and cash equivalents for the three months ended March 31, 2024 and 2023 is summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(12,439)	$(17,424)	$4,985
Investing activities	20,616	19,733	883
Financing activities	20	—	20
Net increase (decrease) in cash and cash equivalents	$8,197	$2,309	$5,888

Operating Activities. The decrease in our net cash used in operating activities was primarily due to the $8.2 million decrease in net loss, partially offset by an increase in net working capital for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Investing Activities. The increase in net cash provided by investing activities was due to a net increase in cash provided from the maturity of our investment securities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which was partially offset by increased purchases of equipment. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2024 was comprised of proceeds received from the issuance of common stock from employee stock option exercises.

Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (2022 Shelf Registration Statement), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (ATM Program). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of March 31, 2024, the Company has not sold any shares of its common stock under the ATM Program.

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

For the three months ended March 31, 2024, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an Investigational New Drug Application (IND) in the U.S. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for each of the three months ended March 31, 2024 and 2023.

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

In addition to the contractual obligations above, we also expect to have future material cash requirements related to our planned clinical trials, discovery and nonclinical programs, personnel and facilities-related expenses, external research and development and product development.

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

Our critical accounting policies are those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see Item 1 of Part I, “Notes to Condensed Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q, and Note 2 to our Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 19, 2024. There have not been any material changes to our critical accounting policies since December 31, 2023.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

Item 1A. Risk Factors.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission (SEC). If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 19, 2024.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program and our other development programs, early clinical development for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. In March 2022, we completed dosing in the first cohort for the SAD Phase 1 clinical trial of our lead FA GeneTACTM small molecule, DT-216, formulated as the prior DT-216 product candidate. We announced initial data from our SAD Phase 1 clinical trial of the prior DT-216 product candidate in December 2022 and initial data from our MAD Phase 1 clinical trial of the prior DT-216 product candidate in August 2023. We withdrew our IND for the prior DT-216 product candidate in October 2023, and plan to submit a new IND with a new drug product candidate, DT-216P2, which uses the same drug substance, DT-216. In late 2023, we submitted an IND for our second GeneTACTM small molecule, DT-168, an eye drop for the treatment of FECD and have received FDA clearance. As a result, none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $11.1 million and $66.9 million for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2024, we had $270.7 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and nonclinical studies. Our lead FA GeneTACTM small molecule, DT-216, formulated as the prior DT-216 product candidate, entered into a SAD Phase 1 clinical trial in March 2022, the first clinical trial for one of our product candidates and we completed the MAD Phase 1 clinical trial of the prior DT-216 product candidate in August 2023. We withdrew our IND for the prior DT-216 product candidate in October 2023, and plan to submit a new IND with a new product candidate, DT-216P2, which uses the same drug substance, DT-216. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

Because of the early stage of development of our product candidates, our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:

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

While we have conducted nonclinical studies of the prior DT-216 product candidate for the treatment of patients with FA, released initial clinical data from our SAD Phase 1 clinical trial in December 2022 and released initial results from the MAD Phase 1 clinical trial of the prior DT-216 product candidate in August 2023 with results showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, previously reported results from the SAD Phase 1 clinical trial showed that three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the MAD Phase 1 clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100mg, 200mg and 300mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400mg and 600mg cohorts) in the SAD Phase 1 clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that an improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the MAD Phase 1 clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, and the initial results from animal studies using a novel and proprietary excipient in DT-216P2, instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 to better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023 and plan to submit a new IND with DT-216P2. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue our clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt ongoing or planned clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials or nonclinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in December 2022, we reported initial data from the SAD Phase 1 clinical trial for the prior DT-216 product candidate, the first clinical trial for one of our product candidates. Initial safety results from Cohorts 1-5 showed that DT-216 was generally well-tolerated after a single dose of the prior DT-216 product candidate, but three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the subsequent MAD Phase 1 clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100mg, 200mg and 300mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400mg and 600mg cohorts) in the SAD Phase 1 clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that an improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the MAD Phase 1 clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, the initial results from animal studies with DT-216P2 using a novel and proprietary excipient, instead of advancing the prior DT-216 product candidate with the current formulation through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 that we believe may better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023 and plan to submit a new IND with DT-216P2. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. For example, the recently proposed BIOSECURE Act introduced in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotech companies, and authorize the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidates.

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

Changes in methods of product candidate manufacturing may result in additional costs or delays.*

As product candidates progress through nonclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacture batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or nonclinical studies or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue. For instance, while DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA in the SAD Phase 1 clinical trial and the MAD Phase 1 clinical trial, injection site thrombophlebitis was observed in patients at lower dose levels in the MAD Phase 1 clinical trial. Instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, we decided to pursue development of an improved formulation using a novel and proprietary excipient with DT-216P2 which has shown favorable injection site tolerability that we believe may better support the future clinical development and regulatory pathway for the drug substance, DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023 and plan to submit a new IND with DT-216P2. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim, or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2024, we had 57 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 121 full-time equivalents as of March 31, 2024. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2023, we had $68.2 million of U.S. federal net operating losses (NOLs) and $10.9 million of state NOLs. U.S. federal NOL carryforwards totaling $0.1 million will begin to expire in 2037, unless previously utilized. U.S. Federal NOL carryforwards of $68.2 million generated after 2017 may be carried forward indefinitely but can only be utilized to offset up to 80% of taxable income in a taxable year. State NOL carryforwards totaling $10.4 million begin to expire in 2037, unless previously utilized. In addition, we have federal and state research and development (R&D) credit carryforwards totaling $6.9 million and $2.3 million, respectively. The federal R&D credit carryforwards will begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the Inflation Reduction Act, among other things, (i) directs HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the Inflation Reduction Act will be effectuated but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union's General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR) impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area (EEA) and the United Kingdom (UK). For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or 4% of the annual global revenue, whichever is greater in either case; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. At this time, we do not believe we are subject to the GDPR, but should this change, the GDPR will increase our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms or change our business practices to ensure compliance with European and other foreign data protection rules.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, further to the United States and foreign government actions related to Russia’s invasion of Ukraine, the Kremlin issued Decree 299 stating that Russian companies and individuals can use patented inventions without the owner’s permission or compensation, if the patent is held by owners from “unfriendly countries,” which includes the United States. As a result, we would not be able to enforce our otherwise valid patent rights against an infringer in Russia.

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

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.*

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

After March 16, 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether this inventor was the first to invent the claimed invention. As a result, a third party that files a patent application in the USPTO on or after March 16, 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the

United States and most other countries are confidential for a period of time after filing until publication or issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.*

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe existing or future third-party patents. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. As a result, we may be unable to identify such patents or patent applications despite our best efforts. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. We cannot be certain that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. Third parties may assert infringement claims against us based on existing or future intellectual property rights. In the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

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

We may choose to challenge the enforceability or validity of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office (EPO), or other foreign patent office. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Our information technology systems or sensitive data, or those of our third-party CROs or other contractors, consultants, or third parties with whom we work, may fail or suffer security incidents, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive data related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we or our third-party CROs or other contractors or consultants acting on our behalf process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information, health-related data, and personal data) (collectively, sensitive information).

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

We have outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our sensitive information. We share or receive sensitive information with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

Applicable data privacy and security obligations as well as public company disclosure obligations may require us to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such requirements could lead to adverse impacts. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include the following: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may impact our ability to conduct clinical trials or bring any approved products to market, and negatively impact our ability to grow and operate our business. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investment securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through March 31, 2024, we had used approximately $86.9 million of the net proceeds received from our initial public offering to support our operations.

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

10.1	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024).
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

Design Therapeutics, Inc.

Date: May 8, 2024	By:	/s/ Pratik Shah, Ph.D.
Pratik Shah, Ph.D.
President, Chief Executive Officer and Chairperson
(Principal Executive and Financial Officer)