Form 10-Q
period 2024-06-30
Design Therapeutics, Inc.
filed 2024-08-05
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of August 1, 2024, was 56,620,525.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,699	$21,200
Investment securities	215,317	260,598
Prepaid expenses and other current assets	3,826	2,786
Total current assets	264,842	284,584
Property and equipment, net	1,728	1,691
Right-of-use asset, related party	2,583	2,938
Other assets	429	430
Total assets	$269,582	$289,643
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,297	$1,940
Accrued expenses and other current liabilities (including related party amounts of $757 and $716 respectively)	5,097	7,682
Total current liabilities	6,394	9,622
Operating lease liability, net, related party	1,946	2,334
Total liabilities	8,340	11,956
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 56,620,014 and 56,473,598 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	461,977	455,245
Accumulated deficit	(200,524)	(177,626)
Accumulated other comprehensive (loss) income	(217)	62
Total stockholders’ equity	261,242	277,687
Total liabilities and stockholders’ equity	$269,582	$289,643

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development (including related party amounts of $222, $258, $446 and $517, respectively)	$10,516	$17,064	$20,317	$32,794
General and administrative (including related party amounts of $136, $135, $271 and $270, respectively)	4,527	5,532	9,126	11,453
Total operating expenses	15,043	22,596	29,443	44,247
Loss from operations	(15,043)	(22,596)	(29,443)	(44,247)
Other income, net	3,250	2,659	6,545	5,016
Net loss	$(11,793)	$(19,937)	$(22,898)	$(39,231)

Net loss per share, basic and diluted	$(0.21)	$(0.36)	$(0.41)	$(0.70)
Weighted-average shares of common stock outstanding, basic and diluted	56,555,960	55,948,990	56,522,244	55,928,625

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(11,793)	$(19,937)	$(22,898)	$(39,231)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(50)	(18)	(279)	1,356
Comprehensive loss	$(11,843)	$(19,955)	$(23,177)	$(37,875)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
March 31, 2024	56,494,271	$6	$458,449	$(167)	$(188,731)	$269,557
Exercises of stock options	6,392	—	6	—	—	6
Issuance of common stock under employee stock purchase plan	119,351		223			223
Stock-based compensation	—	—	3,299	—	—	3,299
Unrealized loss on investments	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(11,793)	(11,793)
Balance at June 30, 2024	56,620,014	$6	$461,977	$(217)	$(200,524)	$261,242

Balance at December 31, 2023	56,473,598	$6	$455,245	$62	$(177,626)	$277,687
Exercises of stock options	27,065	—	26	—	—	26
Issuance of common stock under employee stock purchase plan	119,351	—	223	—	—	223
Stock-based compensation	—	—	6,483	—	—	6,483
Unrealized loss on investments	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(22,898)	(22,898)
Balance at June 30, 2024	56,620,014	$6	$461,977	$(217)	$(200,524)	$261,242

Balance at March 31, 2023	55,919,561	$6	$444,852	$(1,982)	$(130,058)	$312,818
Exercises of stock options and vesting of restricted stock	24,091	—	7	—	—	7
Issuance of common stock under employee stock purchase plan	35,547	—	206	—	—	206
Stock-based compensation	—	—	3,719	—	—	3,719
Unrealized loss on investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(19,937)	(19,937)
Balance at June 30, 2023	55,979,199	$6	$448,784	$(2,000)	$(149,995)	$296,795

Balance at December 31, 2022	55,895,596	$6	$441,424	$(3,356)	$(110,764)	$327,310
Exercises of stock options and vesting of restricted stock	48,056	—	9	—	—	9
Issuance of common stock under employee stock purchase plan	35,547	—	206	—	—	206
Stock-based compensation	—	—	7,145	—	—	7,145
Unrealized gain on investments	—	—	—	1,356	—	1,356
Net loss	—	—	—	—	(39,231)	(39,231)
Balance at June 30, 2023	55,979,199	$6	$448,784	$(2,000)	$(149,995)	$296,795

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(22,898)	$(39,231)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	294	262
Stock-based compensation	6,483	7,145
Amortization of premiums on investment securities, net	(3,304)	(2,539)
Non-cash lease expense	8	20
Change in operating assets and liabilities:
Prepaid expense and other assets	(1,039)	1,790
Accounts payable and other liabilities	(3,243)	1,325
Net cash used in operating activities	(23,699)	(31,228)
Cash flows from investing activities
Purchases of investment securities	(99,290)	(95,984)
Proceeds from maturities of investment securities	147,595	127,875
Purchases of property and equipment	(356)	(176)
Net cash provided by investing activities	47,949	31,715
Cash flows from financing activities
Issuance of common stock through employee stock purchase plan	223	206
Proceeds from the exercise of stock options	26	4
Net cash provided by financing activities	249	210
Net increase in cash and cash equivalents	24,499	697
Cash and cash equivalents at beginning of period	21,200	26,500
Cash and cash equivalents at end of period	$45,699	$27,197

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $200.5 million as of June 30, 2024. The Company had cash, cash equivalents and investment securities of $261.0 million as of June 30, 2024, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash, cash equivalents and investment securities as of June 30, 2024 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

(unaudited)

(continued)

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

In December 2023, the FASB issued ASU 2023-09, ASC Topic 740, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is continuing to evaluate the impact of adopting this new guidance but does not expect it to have a material impact on the Company’s financial position or results of operations.

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

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	June 30, 2024	June 30, 2023
Stock options	10,679,388	8,013,073
Shares subject to repurchase	—	7,458
Employee stock purchase plan	60,727	10,761
Total	10,740,115	8,031,292

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2024:
Assets:
Money market funds(1)	$43,654	$43,654	$—	$—
Certificates of deposit	6,746	6,746	—	—
U.S. Treasury securities	194,591	194,591	—	—
U.S. Government agency securities	13,980	—	13,980	—
Total	$258,971	$244,991	$13,980	$—
As of December 31, 2023:
Assets:
Money market funds(1)	$19,619	$19,619	$—	$—
Certificates of deposit	14,336	14,336	—	—
U.S. Treasury securities	221,304	221,304	—	—
U.S. Government agency securities	24,958	—	24,958	—
Total	$280,217	$255,259	$24,958	$—

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment securities consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

		As of June 30, 2024
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$5,100	$1	$(14)	$—	$5,087
U.S. Treasury securities	Within 1 year	145,082	2	(138)	—	144,946
U.S. Government agency securities	Within 1 year	2,500	—	(5)	—	2,495
Certificates of deposits	1 year to 2 years	1,658	2	(1)	—	1,659
U.S. Treasury securities	1 year to 2 years	49,694	16	(65)	—	49,645
U.S. Government agency securities	1 year to 2 years	11,500	—	(15)	—	11,485
Total		$215,534	$21	$(238)	$—	$215,317

		As of December 31, 2023
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$10,488	$2	$(23)	$—	$10,467
U.S. Treasury securities	Within 1 year	162,746	70	(349)	—	162,467
U.S. Government agency securities	Within 1 year	12,499	—	(29)	—	12,470
Certificates of deposits	1 year to 2 years	3,862	12	(5)	—	3,869
U.S. Treasury securities	1 year to 2 years	58,441	412	(16)	—	58,837
U.S. Government agency securities	1 year to 2 years	12,500	2	(14)	—	12,488
Total		$260,536	$498	$(436)	$—	$260,598

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

There were 76 and 71 securities in an unrealized loss position at June 30, 2024 and December 31, 2023, respectively. The Company determined that unrealized losses on its available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of June 30, 2024 or December 31, 2023.

The following tables present available-for-sale investments that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of June 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$2,685	$(10)	$1,910	$(5)	$4,595	$(15)
U.S. Treasury securities	147,757	(156)	17,393	(47)	165,150	(203)
U.S. Government agency securities	11,485	(15)	2,495	(5)	13,980	(20)
Total	$161,927	$(181)	$21,798	$(57)	$183,725	$(238)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$8,514	$(14)	$1,456	$(14)	$9,970	$(28)
U.S. Treasury securities	44,346	(102)	51,979	(263)	96,325	(365)
U.S. Government agency securities	12,484	(16)	7,473	(27)	19,957	(43)
Total	$65,344	$(132)	$60,908	$(304)	$126,252	$(436)

As of June 30, 2024, the Company held 28 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaid expenses and other current assets on the Company’s balance sheets, was $1.4 million as of both June 30, 2024 and December 31, 2023.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$2,428	$1,354
Interest receivable	1,398	1,432
Total	$3,826	$2,786

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$2,200	$1,976
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	151	151
Construction in progress	107	—
	3,081	2,750
Less accumulated depreciation	(1,353)	(1,059)
Total	$1,728	$1,691

Accrued expenses and current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued personnel costs	$2,393	$4,034
Accrued research and development costs	1,472	2,350
Current portion of operating lease liability, net, related party	757	716
Accrued other	475	582
Total	$5,097	$7,682

7. Leases

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC. The Lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the right-of-use asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the “Lease Amendment”) to its Lease with Crossing Holdings, LLC to rent approximately 4,900 square feet of additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment coincides with the term of the Lease and ends in 2027. As of June 30, 2024, the weighted-average remaining lease term for the Company's leases was 3.2 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities as of June 30, 2024 are as follows (in thousands):

2024 (remaining six months)	$463
2025	945
2026	973
2027	663
Thereafter	—
Total future minimum lease payments	3,044
Less: Present value adjustment	(341)
Operating lease liabilities	$2,703

Rent expense for each of the three months ended June 30, 2024 and 2023 was $0.2 million. Rent expense for each of the six months ended June 30, 2024 and 2023 was $0.5 million.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of June 30, 2024 or December 31, 2023.

9. License Agreements

In May 2024, the Company entered into a license agreement pursuant to which it received exclusive, worldwide, royalty-bearing, sublicensable rights to certain patents and technology to be used in the development and commercialization of certain products. As consideration for the license, the Company paid an upfront fee of $0.2 million, which was expensed to research and development during the six months ended June 30, 2024, as there is no alternative future use for the license.

The Company may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis.

The Company may terminate the license agreement with 60 days’ written notice and each party may terminate the license agreement upon 30 days’ written notice for certain breaches of the agreement that remain uncured following 60 days’ notice to the other party of such breach. Unless terminated earlier by the parties, the term of the license agreement will continue until the last valid patent claim expires.

Wisconsin Alumni Research Foundation

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

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three and six months ended June 30, 2024 and 2023, respectively.

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

10. Stockholders’ Deficit

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of June 30, 2024, the Company has not sold any shares of its common stock under the ATM Program.

11. Stock-Based Compensation

Equity Incentive Award Plans

The number of shares of common stock available for issuance under the Company's 2021 Equity Incentive Plan will automatically increase on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2024, the total number of shares available for future issuance was 5,781,711.

The following table summarizes stock option activity for the six months ended June 30, 2024:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	8,561,753	$8.67
Granted	2,611,450	$2.61
Exercised	(27,065)	$0.95
Forfeited	(466,750)	$12.76
Balance at June 30, 2024	10,679,388	$7.03

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,588	$1,619	$3,155	$3,101
General and administrative	1,711	2,100	3,328	4,044
Total	$3,299	$3,719	$6,483	$7,145

In August 2023, the Company granted two stock options, each to purchase up to 525,000 shares of the Company's common stock, which contained both time-based and performance-based conditions. Stock-based compensation expense for awards with performance conditions is recognized ratably over the expected performance period when the achievement of such performance conditions is determined to be probable. During the six months ended June 30, 2024, the Company assessed the probability of achieving the performance-based conditions and recorded approximately $0.1 million in general and administrative stock-based compensation expense.

2021 Employee Stock Purchase Plan

The number of shares of common stock available for issuance under the Company's ESPP will automatically increase on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2024, the Company had issued 252,127 shares of the Company's common stock under the ESPP and had 2,028,858 shares available for future issuance.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

Rent, and related operating expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$212	$213	$425	$427
General and administrative	76	75	151	150
Total expenses	$288	$288	$576	$577

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$60	$60	$120	$120
Total expenses	$60	$60	$120	$120

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D., a co-founder, to provide consulting services and advise on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performed these services for a monthly fee of $15,000. In November 2023, the Company further amended the Research Consulting Agreement to discontinue the monthly fee, effective October 1, 2023, and provide for an option grant to Dr. Ansari to purchase 100,000 shares of the Company's common stock. The option has a grant date fair value of $1.72 per share and is being expensed to research and development over a four-year vesting period. The Company recorded approximately $10,000 and $21,000 in related stock-based compensation expense during the three and six months ended June 30, 2024, respectively.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$10	$45	$21	$90
Total expenses	$10	$45	$21	$90

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

To date, we have incurred net losses and negative cash flows from operations since our inception and as of June 30, 2024 had an accumulated deficit of $200.5 million. Our cash, cash equivalents and investment securities balance as of June 30, 2024 was $261.0 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our operating expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$10,516	$17,064	$(6,548)
General and administrative	4,527	5,532	(1,005)
Total operating expenses	$15,043	$22,596	$(7,553)

Research and Development Expenses. The decrease in research and development expenses compared to the same period of the prior year was primarily due to the completion of clinical activities for our FA program in 2023 and a reduction in expenses associated with our early-stage programs.

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
FA	$1,321	$7,272	$(5,951)
FECD	1,643	—	1,643
Other direct	2,911	3,361	(450)
Indirect	4,641	6,431	(1,790)
Total research and development expense	$10,516	$17,064	$(6,548)

General and Administrative Expenses. The decrease in general administrative expenses was primarily due to lower headcount, resulting in a $0.7 million decrease in personnel-related costs inclusive of stock-based compensation, a $0.1 million decrease in professional services and a $0.2 million decrease in other expenses incurred during the three months ended June 30, 2024 as compared to the same period in 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our operating expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$20,317	$32,794	$(12,477)
General and administrative	9,126	11,453	(2,327)
Total operating expenses	$29,443	$44,247	$(14,804)

Research and Development Expenses. The decrease in research and development expenses compared to the same period of the prior year was primarily due to the completion of clinical activities for our FA program in 2023 and a reduction in expenses associated with our early-stage programs.

The following table summarizes our research and development expenses by program, direct and indirect costs for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
FA	$2,363	$12,242	$(9,879)
FECD	2,853	—	2,853
Other direct	5,412	7,727	(2,315)
Indirect	9,689	12,825	(3,136)
Total research and development expenses	$20,317	$32,794	$(12,477)

General and Administrative Expenses. The decrease in general administrative expenses was primarily due to lower headcount, resulting in a $1.5 million decrease in personnel-related costs inclusive of stock-based compensation, a $0.5 million decrease in professional services, a $0.2 million decrease in insurance expense and a $0.1 million decrease in other expenses incurred during the six months ended June 30, 2024 as compared to the same period in 2023.

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

As of June 30, 2024, we had $261.0 million of combined cash, cash equivalents and investment securities, a decrease of $20.8 million from the $281.8 million of cash, cash equivalents and investment securities at December 31, 2023. Further detail of the change in our cash and cash equivalents for the six months ended June 30, 2024 and 2023 is summarized below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(23,699)	$(31,228)
Investing activities	47,949	31,715
Financing activities	249	210
Net increase (decrease) in cash and cash equivalents	$24,499	$697

Operating Activities. The decrease in our net cash used in operating activities was primarily due to the $16.3 million decrease in net loss, partially offset by an increase in net working capital for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Investing Activities. The increase in net cash provided by investing activities was primarily due to a net increase in cash provided from the maturity of our investment securities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2024 and 2023 was comprised of proceeds received from the issuance of common stock through our employee stock purchase plan and from employee stock option exercises.

Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (2022 Shelf Registration Statement), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (ATM Program). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of June 30, 2024, the Company has not sold any shares of its common stock under the ATM Program.

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
•
the timing of any milestone and royalty payments to our current and future licensors;
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

For the six months ended June 30, 2024, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an Investigational New Drug Application (IND) in the U.S. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for each of the six months ended June 30, 2024 and 2023.

We may terminate the License Agreement with 90 days written notice or for certain breaches of the agreement. WARF may terminate the License Agreement with 90 days written notice if first commercial sale does not occur before December 31, 2031. Unless terminated earlier by the parties, the term of the License Agreement will continue until the last licensed patent expires in all countries.

In May 2024, we entered into a license agreement pursuant to which we received exclusive, worldwide, royalty-bearing, sublicensable rights to certain patents and technology to be used in the development and commercialization of certain products. As consideration for the license, we paid an upfront fee of $0.2 million which was expensed to research and development during the six months ended June 30, 2024, as there is no alternative future use for the license.

We may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis.

We may terminate the license agreement with 60 days’ written notice and each party may terminate the license agreement upon 30 days’ written notice for certain breaches of the agreement that remain uncured following 60 days’ notice to the other party of such breach. Unless terminated earlier by the parties, the term of the license agreement will continue until the last valid patent claim expires.

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

Our critical accounting policies are those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see Item 1 of Part I, “Notes to Condensed Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q, and Note 2 to our Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 19, 2024. There have not been any material changes to our critical accounting policies since December 31, 2023.

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.

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

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program and our other development programs, early clinical development for our lead program, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. In March 2022, we completed dosing in the first cohort for the SAD Phase 1 clinical trial of our lead FA GeneTACTM small molecule, DT-216, formulated as the prior DT-216 product candidate. We announced initial data from our SAD Phase 1 clinical trial of the prior DT-216 product candidate in December 2022 and initial data from our MAD Phase 1 clinical trial of the prior DT-216 product candidate in August 2023. We withdrew our IND for the prior DT-216 product candidate in October 2023, and plan to submit a new IND with a new drug product candidate, DT-216P2, which uses the same drug substance, DT-216. In late 2023, we submitted an IND for our second GeneTACTM small molecule, DT-168, an eye drop for the treatment of FECD and have received FDA clearance. As a result, none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $22.9 million and $66.9 million for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2024, we had $261.0 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the timing of any milestone and royalty payments to our current and future licensors;
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

In February 2023, the FDA approved omaveloxolone, a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older and omaveloxolone was commercially launched by Reata Pharmaceuticals in June 2023. Reata Pharmaceuticals was acquired by Biogen in September 2023. We are also aware of a number of companies with active clinical stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, and (iv) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor. In addition, several companies have stated that they have gene therapy programs for FA including Astellas Pharma Inc, CRISPR Therapeutics, Prime Medicine, Lacerta Therapeutics, Solid Biosciences, and Voyager Therapeutics.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2024, we had 57 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 124 full-time equivalents as of June 30, 2024. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Various companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. In Europe, as of June 1, 2023, the Unified Patent Court (UPC) has exclusive jurisdiction over Unitary Patents and offers a uniform and specialized framework for patent litigation at the European level. Furthermore, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent and therefore subject to the jurisdiction of the UPC. As the UPC is a new court system, there is little precedent for the court, increasing the uncertainty. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., for instance, the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the Inflation Reduction Act (IRA) passed by Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run.

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

Because our development programs may currently or in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to our product candidates are controlled by our current or future licensors or collaboration partners. If any of our current or future licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our current or future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

We have entered into and may in the future enter into license agreements with others that may advance our existing or future research or allow commercialization of our existing or future product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our current or future licensors fail to prosecute, maintain, enforce, and defend such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our product candidates that are subject of such licensed rights could be adversely affected.

Our current or future licensors may rely on third-party consultants or collaborators or on funds from third parties such that our current or future licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our current or future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Disputes may arise between us and our current or future licensors regarding intellectual property subject to a license agreement, including:

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
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners; and
•
the priority of invention of patented technology.

In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed or may license in the future prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In spite of our best efforts, our current or future licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations. We and our third-party CROs or other contractors or consultants, may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing or harvesting, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business.

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

Applicable data privacy and security obligations as well as public company disclosure obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents or to take other actions, such as providing credit monitoring and identity protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with applicable requirements could lead to adverse impacts. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include the following: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may impact our ability to conduct clinical trials or bring any approved products to market, and negatively impact our ability to grow and operate our business. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investment securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through June 30, 2024, we had used approximately $92.9 million of the net proceeds received from our initial public offering to support our operations.

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

Design Therapeutics, Inc.

Date: August 5, 2024	By:	/s/ Pratik Shah, Ph.D.
Pratik Shah, Ph.D.
President, Chief Executive Officer and Chairperson
(Principal Executive and Financial Officer)