Form 10-Q
period 2024-09-30
Design Therapeutics, Inc.
filed 2024-11-07
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of November 4, 2024, was 56,621,037.

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
•
We are early in our development efforts, and we have only one product candidate in clinical development, with all of our other research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,328	$21,200
Investment securities	223,746	260,598
Prepaid expenses and other current assets	3,168	2,786
Total current assets	257,242	284,584
Property and equipment, net	1,559	1,691
Right-of-use asset, related party	2,401	2,938
Other assets	427	430
Total assets	$261,629	$289,643
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,470	$1,940
Accrued expenses and other current liabilities (including related party amounts of $778 and $716 respectively)	5,962	7,682
Total current liabilities	7,432	9,622
Operating lease liability, net, related party	1,744	2,334
Total liabilities	9,176	11,956
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 56,621,037 and 56,473,598 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	465,096	455,245
Accumulated deficit	(213,563)	(177,626)
Accumulated other comprehensive income	914	62
Total stockholders’ equity	252,453	277,687
Total liabilities and stockholders’ equity	$261,629	$289,643

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development (including related party amounts of $224, $247, $670 and $764, respectively)	$11,876	$13,257	$32,193	$46,051
General and administrative (including related party amounts of $134, $132, $405 and $402, respectively)	4,370	5,565	13,496	17,018
Total operating expenses	16,246	18,822	45,689	63,069
Loss from operations	(16,246)	(18,822)	(45,689)	(63,069)
Other income, net	3,207	3,033	9,752	8,049
Net loss	$(13,039)	$(15,789)	$(35,937)	$(55,020)

Net loss per share, basic and diluted	$(0.23)	$(0.28)	$(0.64)	$(0.98)
Weighted-average shares of common stock outstanding, basic and diluted	56,620,731	55,988,691	56,555,312	55,948,867

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(13,039)	$(15,789)	$(35,937)	$(55,020)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	1,131	717	852	2,073
Comprehensive loss	$(11,908)	$(15,072)	$(35,085)	$(52,947)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
June 30, 2024	56,620,014	$6	$461,977	$(217)	$(200,524)	$261,242
Exercises of stock options	1,023	—	1	—	—	1
Stock-based compensation	—	—	3,118	—	—	3,118
Unrealized gain on investments	—	—	—	1,131	—	1,131
Net loss	—	—	—	—	(13,039)	(13,039)
Balance at September 30, 2024	56,621,037	$6	$465,096	$914	$(213,563)	$252,453

Balance at December 31, 2023	56,473,598	$6	$455,245	$62	$(177,626)	$277,687
Exercises of stock options	28,088	—	27	—	—	27
Issuance of common stock under employee stock purchase plan	119,351	—	223	—	—	223
Stock-based compensation	—	—	9,601	—	—	9,601
Unrealized gain on investments	—	—	—	852	—	852
Net loss	—	—	—	—	(35,937)	(35,937)
Balance at September 30, 2024	56,621,037	$6	$465,096	$914	$(213,563)	$252,453

Balance at June 30, 2023	55,979,199	$6	$448,784	$(2,000)	$(149,995)	$296,795
Exercises of stock options and vesting of restricted stock	18,788	—	15	—	—	15
Stock-based compensation	—	—	3,219	—	—	3,219
Unrealized gain on investments	—	—	—	717	—	717
Net loss	—	—	—	—	(15,789)	(15,789)
Balance at September 30, 2023	55,997,987	$6	$452,018	$(1,283)	$(165,784)	$284,957

Balance at December 31, 2022	55,895,596	$6	$441,424	$(3,356)	$(110,764)	$327,310
Exercises of stock options and vesting of restricted stock	66,844	—	24	—	—	24
Issuance of common stock under employee stock purchase plan	35,547	—	206	—	—	206
Stock-based compensation	—	—	10,364	—	—	10,364
Unrealized gain on investments	—	—	—	2,073	—	2,073
Net loss	—	—	—	—	(55,020)	(55,020)
Balance at September 30, 2023	55,997,987	$6	$452,018	$(1,283)	$(165,784)	$284,957

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(35,937)	$(55,020)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	447	399
Stock-based compensation	9,601	10,364
Amortization of premiums on investment securities, net	(4,760)	(4,248)
Non-cash lease expense	9	28
Change in operating assets and liabilities:
Prepaid expense and other assets	(379)	1,151
Accounts payable and other liabilities	(2,226)	1,564
Net cash used in operating activities	(33,245)	(45,762)
Cash flows from investing activities
Purchases of investment securities	(165,802)	(150,550)
Proceeds from maturities of investment securities	208,265	197,760
Purchases of property and equipment	(340)	(229)
Net cash provided by investing activities	42,123	46,981
Cash flows from financing activities
Issuance of common stock through employee stock purchase plan	223	206
Proceeds from the exercise of stock options	27	17
Net cash provided by financing activities	250	223
Net increase in cash and cash equivalents	9,128	1,442
Cash and cash equivalents at beginning of period	21,200	26,500
Cash and cash equivalents at end of period	$30,328	$27,942

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $213.6 million as of September 30, 2024. The Company had cash, cash equivalents and investment securities of $254.1 million as of September 30, 2024, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash, cash equivalents and investment securities as of September 30, 2024 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

(unaudited)

(continued)

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

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	September 30, 2024	September 30, 2023
Stock options	10,634,334	9,106,844
Shares subject to repurchase	—	1,705
Employee stock purchase plan	133,358	79,498
Total	10,767,692	9,188,047

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2024:
Assets:
Money market funds(1)	$29,363	$29,363	$—	$—
Certificates of deposit	5,110	5,110	—	—
U.S. Treasury securities	201,136	201,136	—	—
U.S. Government agency securities	17,500	—	17,500	—
Total	$253,109	$235,609	$17,500	$—
As of December 31, 2023:
Assets:
Money market funds(1)	$19,619	$19,619	$—	$—
Certificates of deposit	14,336	14,336	—	—
U.S. Treasury securities	221,304	221,304	—	—
U.S. Government agency securities	24,958	—	24,958	—
Total	$280,217	$255,259	$24,958	$—

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment securities consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

		As of September 30, 2024
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$4,889	$20	$(1)	$—	$4,908
U.S. Treasury securities	Within 1 year	164,693	494	(4)	—	165,183
U.S. Government agency securities	Within 1 year	10,000	4	(2)	—	10,002
Certificates of deposits	1 year to 2 years	199	3	—	—	202
U.S. Treasury securities	1 year to 2 years	35,551	402	—	—	35,953
U.S. Government agency securities	1 year to 2 years	7,500	—	(2)	—	7,498
Total		$222,832	$923	$(9)	$—	$223,746

		As of December 31, 2023
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$10,488	$2	$(23)	$—	$10,467
U.S. Treasury securities	Within 1 year	162,746	70	(349)	—	162,467
U.S. Government agency securities	Within 1 year	12,499	—	(29)	—	12,470
Certificates of deposits	1 year to 2 years	3,862	12	(5)	—	3,869
U.S. Treasury securities	1 year to 2 years	58,441	412	(16)	—	58,837
U.S. Government agency securities	1 year to 2 years	12,500	2	(14)	—	12,488
Total		$260,536	$498	$(436)	$—	$260,598

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

There were 12 and 71 securities in an unrealized loss position at September 30, 2024 and December 31, 2023, respectively. The Company determined that unrealized losses on its available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of September 30, 2024 or December 31, 2023.

The following tables present available-for-sale investments that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of September 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$490	$—	$734	$(1)	$1,224	$(1)
U.S. Treasury securities	—	—	7,493	(4)	7,493	(4)
U.S. Government agency securities	12,496	(4)	—	—	12,496	(4)
Total	$12,986	$(4)	$8,227	$(5)	$21,213	$(9)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$8,514	$(14)	$1,456	$(14)	$9,970	$(28)
U.S. Treasury securities	44,346	(102)	51,979	(263)	96,325	(365)
U.S. Government agency securities	12,484	(16)	7,473	(27)	19,957	(43)
Total	$65,344	$(132)	$60,908	$(304)	$126,252	$(436)

As of September 30, 2024, the Company held 21 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaid expenses and other current assets on the Company’s balance sheets, was $1.2 million and $1.4 million at September 30, 2024 and December 31, 2023, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$1,989	$1,354
Interest receivable	1,179	1,432
Total	$3,168	$2,786

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$2,291	$1,976
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	151	151
	3,065	2,750
Less accumulated depreciation	(1,506)	(1,059)
Total	$1,559	$1,691

Accrued expenses and current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued personnel costs	$2,989	$4,034
Accrued research and development costs	1,616	2,350
Current portion of operating lease liability, net, related party	778	716
Accrued other	579	582
Total	$5,962	$7,682

7. Leases

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent approximately 12,370 square feet of laboratory and office space (the “Lease”). Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC. The Lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the right-of-use asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the “Lease Amendment”) to its Lease with Crossing Holdings, LLC to rent approximately 4,900 square feet of additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment coincides with the term of the Lease and ends in 2027. As of September 30, 2024, the weighted-average remaining lease term for the Company's leases was 2.9 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities as of September 30, 2024 are as follows (in thousands):

2024 (remaining three months)	$233
2025	945
2026	973
2027	663
Thereafter	—
Total future minimum lease payments	2,814
Less: Present value adjustment	(292)
Operating lease liabilities	$2,522

Rent expense for each of the three months ended September 30, 2024 and 2023 was $0.2 million. Rent expense for each of the nine months ended September 30, 2024 and 2023 was $0.7 million.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of September 30, 2024 or December 31, 2023.

9. License Agreements

In May 2024, the Company entered into a license agreement pursuant to which it received exclusive, worldwide, royalty-bearing, sublicensable rights to certain patents and technology to be used in the development and commercialization of certain products. The Company paid $0.2 million in upfront license fees during the nine months ended September 30, 2024, and zero license fees during the three months ended September 30, 2024. The upfront license fee was expensed to research and development as there is no alternative future use for the license.

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

In 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an Investigational New Drug Application in the U.S. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three and nine months ended September 30, 2024 and 2023, respectively.

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

10. Stockholders’ Deficit

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of September 30, 2024, the Company has not sold any shares of its common stock under the ATM Program.

11. Stock-Based Compensation

Equity Incentive Award Plans

The number of shares of common stock available for issuance under the Company's 2021 Equity Incentive Plan will automatically increase on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2024, the total number of shares available for future issuance was 5,825,742.

The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	8,561,753	$8.67
Granted	2,618,950	$2.61
Exercised	(28,088)	$0.95
Forfeited	(518,281)	$12.41
Balance at September 30, 2024	10,634,334	$7.02

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,524	$1,666	$4,679	$4,767
General and administrative	1,594	1,553	4,922	5,597
Total	$3,118	$3,219	$9,601	$10,364

In August 2023, the Company granted two stock options, each to purchase up to 525,000 shares of the Company's common stock, which contained both time-based and performance-based conditions. Stock-based compensation expense for awards with performance conditions is recognized ratably over the expected performance period when the achievement of such performance conditions is determined to be probable. The Company assessed the probability of achieving the performance-based conditions and recorded approximately $0.1 million and $0.2 million in general and administrative stock-based compensation expense during the three and nine months ended September 30, 2024, respectfully.

2021 Employee Stock Purchase Plan

The number of shares of common stock available for issuance under the Company's ESPP will automatically increase on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2024, the Company had issued 252,127 shares of the Company's common stock under the ESPP and had 2,028,858 shares available for future issuance.

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

Rent, and related operating expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$213	$202	$638	$629
General and administrative	74	72	225	222
Total expenses	$287	$274	$863	$851

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$60	$60	$180	$180
Total expenses	$60	$60	$180	$180

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D., a co-founder, to provide consulting services and advise on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performed these services for a monthly fee of $15,000. In November 2023, the Company further amended the Research Consulting Agreement to discontinue the monthly fee, effective October 1, 2023, and provide for an option grant to Dr. Ansari to purchase 100,000 shares of the Company's common stock. The option has a grant date fair value of $1.72 per share and is being expensed to research and development over a four-year vesting period. The Company recorded approximately $11,000 and $32,000 in related stock-based compensation expense during the three and nine months ended September 30, 2024, respectively.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$11	$45	$32	$135
Total expenses	$11	$45	$32	$135

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

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTACTM molecules. At doses that were observed to be well tolerated in rodents and non-human primates (NHPs), FA GeneTACTM molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTACTM molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTACTM small molecule, DT-216, formulated as the prior DT-216 product candidate, was cleared by the U.S. Food and Drug Administration (FDA) to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the single-ascending dose (SAD) Phase 1 clinical trial showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, with a greater than two-fold increase in FXN mRNA in the cohort with the highest response. These data supported the subsequent advancement of DT-216 in the multiple-ascending dose (MAD) Phase 1 clinical trial of the prior DT-216 product candidate. In August 2023, we reported data from the MAD Phase 1 clinical trial showing that after three weekly intravenous administrations of the prior DT-216 product candidate, DT-216 levels in plasma and skeletal muscle tissue were both transient. This transient exposure was sufficient to lead to an increase in FXN mRNA in tissue, but longer exposure is likely needed to drive sustained increase of FXN mRNA and protein. DT-216 was generally well-tolerated in the MAD study. In patients receiving the prior DT-216 product candidate in the MAD study, we observed five cases of injection site thrombophlebitis, which we believe were attributable to the formulation excipients. We then shifted focus to developing DT-216 with an improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels with DT-216P2 than was seen in studies previously conducted with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple intravenous administrations of DT-216P2. We expect to initiate a SAD Phase 1 clinical trial of DT-216P2 in normal healthy volunteers in the first half of 2025, subject to regulatory clearance. We anticipate that we will begin FA patient dosing later in 2025.

In December 2022, we nominated our second GeneTACTM small molecule, DT-168, an eye drop for the treatment of FECD. When tested in vitro in FECD patient-derived corneal endothelial cells, our FECD GeneTACTM molecules led to robust reductions in the pathogenic nuclear RNA foci and corrected key mis-spliced transcripts to levels observed in control corneal endothelial cells from unaffected donors. DT-168 was well tolerated and distribution of DT-168 was observed in and through the cornea in animal models after administration via eye drop. We believe these preclinical data support the potential of our novel GeneTACTM small molecules to correct the most common underlying genetic cause of FECD. We have initiated a Phase 1 clinical trial of DT-168 in normal healthy volunteers, which we expect to complete by year-end, with initial data expected in the first half of 2025. In addition, DT-168 is being evaluated in ongoing chronic toxicity studies of up to nine months in duration. In parallel, we are continuing our ongoing observational study in FECD patients, where we plan to recruit 200 patients to confirm disease characteristics and deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. This will inform our subsequent clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success.

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

To date, we have incurred net losses and negative cash flows from operations since our inception and as of September 30, 2024 had an accumulated deficit of $213.6 million. Our cash, cash equivalents and investment securities balance as of September 30, 2024 was $254.1 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

We expect that our research and development expenses will increase for the foreseeable future as we continue the development of our FA, FECD, HD and DM1 programs and our other discovery programs, in particular as we advance our product candidates into and through clinical development. As of the date of this Quarterly Report, we cannot reasonably determine with certainty the timing of initiation, the duration or the completion costs of current or future nonclinical studies and clinical programs of our product candidates due to the inherently unpredictable nature of nonclinical and clinical development. Nonclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future nonclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our operating expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$11,876	$13,257	$(1,381)
General and administrative	4,370	5,565	(1,195)
Total operating expenses	$16,246	$18,822	$(2,576)

Research and Development Expenses. The decrease in research and development expenses compared to the same period of the prior year was primarily due to completion of clinical activities for our FA program in 2023 and a reduction in expenses associated with our early-stage programs.

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
FA	$3,238	$2,374	$864
FECD	1,213	—	1,213
Other direct	2,658	4,648	(1,990)
Indirect	4,767	6,235	(1,468)
Total research and development expense	$11,876	$13,257	$(1,381)

General and Administrative Expenses. The decrease in general and administrative expenses was primarily due to lower headcount, resulting in a $1.1 million decrease in personnel-related costs inclusive of stock-based compensation and a $0.1 million decrease in other expenses incurred during the three months ended September 30, 2024 as compared to the same period in 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our operating expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$32,193	$46,051	$(13,858)
General and administrative	13,496	17,018	(3,522)
Total operating expenses	$45,689	$63,069	$(17,380)

Research and Development Expenses. The decrease in research and development expenses compared to the same period of the prior year was primarily due to the completion of clinical activities for our FA program in 2023 and a reduction in expenses associated with our early-stage programs.

The following table summarizes our research and development expenses by program, direct and indirect costs for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
FA	$5,601	$14,616	$(9,015)
FECD	4,066	—	4,066
Other direct	8,070	12,375	(4,305)
Indirect	14,456	19,060	(4,604)
Total research and development expenses	$32,193	$46,051	$(13,858)

General and Administrative Expenses. The decrease in general and administrative expenses was primarily due to lower headcount, resulting in a $2.5 million decrease in personnel-related costs inclusive of stock-based compensation, a $0.8 million decrease in professional services and a $0.2 million decrease in other expenses incurred during the nine months ended September 30, 2024 as compared to the same period in 2023.

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

As of September 30, 2024, we had $254.1 million of combined cash, cash equivalents and investment securities, a decrease of $27.7 million from the $281.8 million of cash, cash equivalents and investment securities at December 31, 2023. Further detail of the change in our cash and cash equivalents for the nine months ended September 30, 2024 and 2023 is summarized below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(33,245)	$(45,762)
Investing activities	42,123	46,981
Financing activities	250	223
Net increase in cash and cash equivalents	$9,128	$1,442

Operating Activities. The decrease in our net cash used in operating activities was primarily due to the $19.1 million decrease in net loss, partially offset by an increase in net working capital for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Investing Activities. The decrease in net cash provided by investing activities was primarily due to a net decrease in cash provided from the maturities and purchases of our investment securities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 was comprised of proceeds received from the issuance of common stock through our employee stock purchase plan and from employee stock option exercises.

Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (2022 Shelf Registration Statement), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (ATM Program). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of September 30, 2024, the Company has not sold any shares of its common stock under the ATM Program.

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

Until such time, if ever, as we can generate substantial revenues from product sales to support our cost structure, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts (such as the ongoing military conflict in Ukraine and actions taken by the United States and other governments in response), inflation, bank failures, global supply chain and labor shortage challenges, and the effects of a health epidemic or pandemic. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

For the nine months ended September 30, 2024, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an Investigational New Drug Application (IND) in the U.S. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for each of the nine months ended September 30, 2024 and 2023.

We may terminate the License Agreement with 90 days written notice or for certain breaches of the agreement. WARF may terminate the License Agreement with 90 days written notice if first commercial sale does not occur before December 31, 2031. Unless terminated earlier by the parties, the term of the License Agreement will continue until the last licensed patent expires in all countries.

In May 2024, we entered into a license agreement pursuant to which we received exclusive, worldwide, royalty-bearing, sublicensable rights to certain patents and technology to be used in the development and commercialization of certain products. We paid $0.2 million in upfront license fees during the nine months ended September 30, 2024 and zero license fees during the three months ended September 30, 2024. The upfront license fee was expensed to research and development as there is no alternative future use for the license.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program and our other development programs, early clinical development for our lead and FECD programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. As a result, none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $35.9 million and $66.9 million for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2024, we had $254.1 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts (such as the ongoing military conflict in Ukraine and actions taken by the United States and other governments in response), inflation, bank failures, global supply chain and labor shortage challenges, and the effects of a health epidemic or pandemic. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and we have only one product candidate in clinical development, with all of our other research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and nonclinical studies. Our lead FA GeneTACTM small molecule, DT-216, formulated as the prior DT-216 product candidate, entered into a SAD Phase 1 clinical trial in March 2022, the first clinical trial for one of our product candidates and we completed the MAD Phase 1 clinical trial of the prior DT-216 product candidate in August 2023. We withdrew our IND for the prior DT-216 product candidate in October 2023, and plan to submit a new IND with a new product candidate, DT-216P2, which uses the same drug substance, DT-216. We have initiated a Phase 1 clinical trial in normal healthy volunteers for DT-168, our FECD GeneTACTM product candidate. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

Nonclinical and clinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of nonclinical studies and clinical trials may not be predictive of future trial results. If development of our programs is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.*

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after having promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings emerging while clinical trials were underway and safety or efficacy observations made in nonclinical studies or clinical trials, including previously unreported adverse events. Although we have conducted clinical studies of the prior DT-216 product candidate and nonclinical studies of the prior DT-216 product candidate and DT-216P2 for the treatment of patients with FA, initiated a Phase 1 clinical trial of DT-168 in normal healthy volunteers and conducted certain nonclinical studies of DT-168 and certain nonclinical studies of other potential product candidates targeting expansion repeat driven diseases, we do not know whether DT-216P2 or DT-168 or other potential product candidates targeting expansion repeat driven diseases will perform in ongoing or future clinical trials as they have performed in prior studies. Furthermore, for some indications that we are pursuing, such as FECD caused by a nucleotide repeat expansion mutation in the TCF4 gene, there are no animal models of the human disease and therefore our ability to predict human disease outcomes may be reduced.

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

While we have conducted nonclinical studies of the prior DT-216 product candidate for the treatment of patients with FA, released initial clinical data from our SAD Phase 1 clinical trial in December 2022 and released initial results from the MAD Phase 1 clinical trial of the prior DT-216 product candidate in August 2023 with results showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, previously reported results from the SAD Phase 1 clinical trial showed that three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the MAD Phase 1 clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100mg, 200mg and 300mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400mg and 600mg cohorts) in the SAD Phase 1 clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that an improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the MAD Phase 1 clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, and the initial results from animal studies using a novel and proprietary excipient in DT-216P2, instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 to better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023. We plan to initiate a SAD Phase 1 clinical trial of DT-216P2 in normal healthy volunteers in the first half of 2025, subject to regulatory clearance. We anticipate that we will begin FA patient dosing later in 2025. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue our clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt ongoing or planned clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials or nonclinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in December 2022, we reported initial data from the SAD Phase 1 clinical trial for the prior DT-216 product candidate, the first clinical trial for one of our product candidates. Initial safety results from Cohorts 1-5 showed that DT-216 was generally well-tolerated after a single dose of the prior DT-216 product candidate, but three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the subsequent MAD Phase 1 clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100mg, 200mg and 300mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400mg and 600mg cohorts) in the SAD Phase 1 clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that an improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the MAD Phase 1 clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, the initial results from animal studies with DT-216P2 using a novel and proprietary excipient, instead of advancing the prior DT-216 product candidate with the current formulation through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 that we believe may better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023. We plan to initiate a SAD Phase 1 clinical trial of DT-216P2 in normal healthy volunteers in the first half of 2025, subject to regulatory clearance. We anticipate that we will begin FA patient dosing later in 2025. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

Even if we eventually complete ongoing and planned clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a Risk Evaluation and Mitigation Strategy (REMS), which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency may also approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

In February 2023, the FDA approved omaveloxolone, a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older and omaveloxolone was commercially launched by Reata Pharmaceuticals in June 2023. Reata Pharmaceuticals was acquired by Biogen in September 2023. We are also aware of a number of companies with active clinical stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, and (iv) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor. In addition, several companies have stated that they have gene therapy programs for FA including Astellas Pharma Inc, CRISPR Therapeutics, Solid Biosciences, and Voyager Therapeutics.

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

We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) Arrowhead Pharmaceuticals evaluating an RNA interference (RNAi) conjugate, (iii) Arthex Biotech evaluating anti-miRNA oligonucleotides, (iv) Astellas Pharma evaluating an AAV-antisense candidate, (v) Avidity Biosciences evaluating an antibody linked siRNA, (vi) Dewpoint Therapeutics evaluating condensate modifying drugs, (vii) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (viii) an AAV-based RNA degrading gene therapy by Enzerna Biosciences, (ix) small molecules interacting with RNA under evaluation by Expansion Therapeutics, (x) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (xi) Juvena Therapeutics evaluating JUV-161, a stem cell-secreted protein, (xii) PepGen evaluating a peptide conjugated antisense oligonucleotide, and (xiii) Vertex Pharmaceuticals evaluating a peptide conjugated oligonucleotide (licensed from Entrada Therapeutics).

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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We may rely on third parties to conduct, supervise, and monitor our clinical trials and perform some of our research and nonclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.*

We do not have the ability to conduct all aspects of our nonclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our nonclinical studies, our ongoing clinical trial and any future clinical trials of our product candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with Good Laboratory Practice (GLP) and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of nonclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our nonclinical studies and clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practice (cGMP) regulations. The failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. For example, the proposed BIOSECURE Act targets U.S. government contracts, grants, and loans to entities that use equipment and services from certain named Chinese biotech companies, and authorizes the U.S. government to name additional Chinese biotechnology companies of concern. If the BIOSECURE Act becomes law, or similar laws or restrictions are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidates.

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

Changes in methods of product candidate manufacturing may result in additional costs or delays.*

As product candidates progress through nonclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacture batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or nonclinical studies or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue. For instance, while DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA in the SAD Phase 1 clinical trial and the MAD Phase 1 clinical trial, injection site thrombophlebitis was observed in patients at lower dose levels in the MAD Phase 1 clinical trial. Instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, we decided to pursue development of an improved formulation using a novel and proprietary excipient with DT-216P2 which has shown favorable injection site tolerability that we believe may better support the future clinical development and regulatory pathway for the drug substance, DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023. We plan to initiate a SAD Phase 1 clinical trial of DT-216P2 in normal healthy volunteers in the first half of 2025, subject to regulatory clearance. We anticipate that we will begin FA patient dosing later in 2025. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2024, we had 54 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 122 full-time equivalents as of September 30, 2024. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the Inflation Reduction Act, among other things, (i) directs HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first 10 drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to 15 additional drugs covered under Part D for price negotiation in 2025. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine and the two countries are now at war. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. Additionally, in October 2023, Hamas attacked Israel resulting in a state of war between Hamas and Israel and subsequently a larger regional conflict. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions has affected and could further affect, potentially materially and adversely, global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investment securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through September 30, 2024, we had used approximately $97.2 million of the net proceeds received from our initial public offering to support our operations.

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

Design Therapeutics, Inc.

Date: November 7, 2024	By:	/s/ Pratik Shah, Ph.D.
Pratik Shah, Ph.D.
President, Chief Executive Officer and Chairperson
(Principal Executive and Financial Officer)