Form 10-K
period 2024-12-31
Design Therapeutics, Inc.
filed 2025-03-10
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 28, 2024, the last business day of the Registrant's most recently completed second quarter, was approximately $112,536,269.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2025 was 56,762,678.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than April 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the side effect profile observed in nonclinical testing of DT-216P2 being indicative of the side effect profile that may be expected in clinical trials, and in general the ability of DT-216P2 to prevent injection site thrombophlebitis or other limiting side effects;
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

Summary of Risks Associated With Our Business

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. Some of the material risks associated with our business include the following:

•
We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.
•
We are early in our development efforts, and we have only two product candidates in clinical development, with all of our other research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.
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

Overview

We are a clinical-stage biopharmaceutical company pioneering the research and development of GeneTAC® molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. Certain diseases caused by inherited nucleotide repeat expansion, such as Friedreich ataxia (FA) and fragile X syndrome, can result in reduced gene expression and deficiency of vital proteins; in other diseases, such as myotonic dystrophy type-1 (DM1), Fuchs endothelial corneal dystrophy (FECD), and Huntington's disease (HD), the nucleotide repeat expansions result in the generation of toxic gene products, often associated with pathological nuclear foci and broad splicing disruptions or the expression of mutant proteins that form toxic aggregates. Our GeneTAC® small molecules are designed to selectively target expanded genetic repeat sequences, modulate gene expression either by dialing up or down mRNA transcription, depending on the cause of the disease, and restore cellular health. As a platform, we believe that GeneTAC® molecules have broad potential applicability across currently unaddressed degenerative, monogenic nucleotide repeat expansion diseases affecting millions of individuals worldwide.

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTAC® molecules. At doses that were observed to be well tolerated in rodents and non-human primates (NHPs), FA GeneTAC® molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTAC® molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate, was cleared by the U.S. Food and Drug Administration (FDA) to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the Phase 1 single-ascending dose (SAD) clinical trial and in August 2023, we reported data from the Phase 1 multiple-ascending dose (MAD) clinical trial of the prior DT-216 product candidate. Both studies showed that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA. Data from the Phase 1 MAD clinical trial suggests more sustained exposure is likely needed to achieve a more durable increase in FXN expression, and we observed five cases of injection site thrombophlebitis in the Phase 1 MAD clinical trial. We then shifted focus to developing DT-216 with a potentially improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels after administration of DT-216P2 than was seen in studies with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple intravenous (IV) administrations of DT-216P2. We have initiated a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and subcutaneous (SC) injection and infusion routes. Results from this Phase 1 SAD clinical trial will inform the design of a clinical trial in FA patients, anticipated to begin in mid-2025. We anticipate providing an update in 2026 on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing.

In December 2022, we nominated our second GeneTAC® small molecule, DT-168, an eye drop for the treatment of FECD. When tested in vitro in FECD patient-derived corneal endothelial cells, our FECD GeneTAC® molecules led to robust reductions in the pathogenic nuclear RNA foci and corrected key mis-spliced transcripts to levels observed in control corneal endothelial cells from unaffected donors. DT-168 was well-tolerated and distribution of DT-168 was observed in and through the cornea in animal models after administration via eye drop. We believe these preclinical data support the potential of our novel GeneTAC® small molecules to correct the most common underlying genetic cause of FECD. We have completed dosing in a Phase 1 clinical trial in normal healthy volunteers to evaluate the safety of DT-168 and plan to provide results in the first half of 2025. In addition, DT-168 has been evaluated in chronic toxicity studies of up to nine months in duration. We are currently conducting an observational study in FECD to confirm disease characteristics and evaluate deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. We have achieved our enrollment goal for the observational study by recruiting and completing baseline assessments on approximately 250 FECD patients. Based on the baseline characteristics data, we have chosen approximately 100 patients for future follow-up visits. This will inform our clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success.

Our third program based on the GeneTAC® platform is focused on DM1. Our DM1 GeneTAC® molecules are specifically designed to reduce the formation of CUG repeat hairpin structures that trap splicing factors and form pathogenic nuclear foci that cause DM1. Blocking the formation of CUG foci has demonstrated phenotypic benefit in DM1 patients. We plan to continue evaluating the properties of our DM1 GeneTAC® molecules in preclinical studies in order to nominate a development candidate in 2025.

Our fourth program based on the GeneTAC® platform is focused on HD. We are currently conducting preclinical studies on promising HD GeneTAC® candidate molecules. We have observed reduced mutant huntingtin (mtHTT) mRNA and protein and preservation of wild type huntingtin (wtHTT) in HD patient cells after treatment with our HD GeneTAC® candidate molecules. In in vivo studies in zQ175DN mice, an animal model of HD, we observed a reduction of over 50% in mtHTT mRNA and protein in the brain striatum after eight weeks of systemic administration of our HD GeneTAC® candidate molecules. In the same study, wtHTT mRNA and protein levels were shown to be preserved after treatment with our HD GeneTAC® candidate molecules. We plan to continue to evaluate these HD candidate molecules in nonclinical studies. The final development candidate will be based on the molecules that perform favorably in relevant studies.

We have continued to make significant progress in advancing our GeneTAC® portfolio in preclinical studies to address other diseases and intend to declare additional product candidates as they progress towards the clinic.

We believe the structure and mechanism of action of our GeneTAC® molecules may offer the disease-modifying potential of genomic therapeutics, while also offering broad tissue biodistribution, resolution of aberrant gene expression preserving endogenous regulatory control elements, and leveraging established manufacturing, regulatory, and distribution frameworks for small molecules.

Our GeneTAC® Platform

We utilize our proprietary GeneTAC® platform to design and develop therapeutic candidates for inherited diseases driven by nucleotide repeat expansion. Individuals with nucleotide repeat expansion diseases are born with abnormally expanded stretches of specific nucleotide sequences, often with hundreds to thousands of excess repeats present in the mutant gene. Higher number of excess repeats can lead to more severe, and sometimes a more rapidly progressive form of disease. Nucleotide repeat expansion has been identified as the underlying cause of more than 40 debilitating degenerative diseases impacting millions of people. Currently, there are no approved therapeutic options that address the cause of any nucleotide repeat expansion diseases.

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

GeneTAC® molecules represent a novel class of small molecules designed to act on a diverse array of diseases and selectively target genetic repeat sequences, modulate gene expression either by dialing up or down mRNA transcription, and restore cellular health. We have developed a proprietary framework that combines our understanding of medicinal chemistry and structure-activity relationships that allow us to design DNA-targeting moieties that are connected via a linker to ligand moieties that engage and modulate the transcriptional machinery. GeneTAC® molecules are heterobifunctional, meaning that they are comprised of two principal moieties that are each designed to have a unique function:

•
DNA-Targeting Moiety: one end of the GeneTAC® molecule is a DNA targeting molecule that has been designed to recognize and target the molecule to the specific nucleotide repeat sequence of interest (e.g. the repeated guanine-adenine-adenine (GAA) sequence seen in the first intron of the FXN gene seen in FA or the cytosine-thymine-guanine (CTG) repeat in the 3’ non-coding region of the dystrophy myotonic protein kinase (DMPK) gene seen in DM1).

•
Ligand Moiety: the other end of the molecule is designed to interact with the endogenous proteins that can regulate transcription to either dial up or dial down the expression of an individual gene.

The structures of the GeneTAC® molecules are designed to enable them to act specifically at the site of the disease-causing nucleotide repeat expansion by targeting the mutant allele and modulating the transcriptional machinery in a cell. Consequently, the cell can resume gene expression and production of normal protein isoforms that remain under normal physiological control. The versatility of the GeneTAC® platform allows us to design GeneTAC® molecules toward a specific nucleotide repeat expansion target, regardless of repeat number, and tailor it to address the underlying disease-specific dysfunction in gene regulation in one of the following ways:

•
Restoration of Transcription: In diseases where the expanded nucleotide repeat structure can cause endogenous transcription machinery to stall, which leads to an insufficient amount of protein production, GeneTAC® molecules can be designed to target the desired loci in the genome and engage the endogenous transcriptional machinery with the goal of restoring normal levels of full-length pre-mRNAs. In FA, for example, where the expanded triplet repeat occurs in an intron, a non-coding region of the gene, the abnormally long nucleotide sequence is spliced out of the pre-mRNA thus enabling normal production of natural protein isoforms according to existing physiologic regulatory control.

•
Reduction of Toxic Gene Product Levels: Another type of nucleotide repeat expansion disease occurs when the transcription process results in the accumulation of toxic gene products (e.g. FECD, DM1, HD), and in some cases the formation of nuclear foci, leading to multiple downstream cellular dysfunctions. In these cases, a single copy of expanded repeat containing allele is sufficient to cause the disease. Our GeneTAC® molecules are designed to selectively target the abnormally expanded nucleotide repeat to block the formation of the downstream toxic gene product and restore cellular function without interfering with the gene expression of the normal allele.

Our understanding of the properties of the GeneTAC® molecules is based on data-driven assessments of compounds we have designed and synthesized, as well as experience with our most advanced compounds for FA, FECD, DM1 and HD tested in vitro and in vivo. We continue to develop know-how of diverse configurations of DNA targeting, linker, and ligand moieties that drive the drug properties of molecules which are best suited to be developed for treating the underlying cause of each specific disease. This understanding of GeneTAC® chemistry has enabled us to generate multiple candidates designed to have optimal potential therapeutic and drug characteristics.

Our Programs

We are developing a portfolio of GeneTAC® product candidates designed to address genetic diseases driven by inherited nucleotide repeat expansions that have urgent medical need and where no approved disease-modifying treatments are currently available. Because GeneTAC® molecules are designed to be a novel class of disease-modifying small molecule therapeutic candidates, we have selected disease programs where we believe the underlying cause is amenable to intervention using our technology and prioritized our development efforts where we believe there is a clear and efficient path to advance these candidates through clinical development, with the goal of providing a disease-modifying therapy for patients.

Our lead candidates and early development programs are summarized in the table below in Figure 1:

Figure 1: GeneTAC® Pipeline

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

The estimated prevalence of FA is 1 in 40,000-50,000, affecting more than 5,000 individuals living in the United States and more than 20,000 in Europe. Our FA GeneTAC® candidate is designed to address the genetic basis of the disease by restoring functional FXN protein levels. In August 2023, data from the Phase 1 MAD clinical trial with the prior DT-216 product candidate showed that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA. Data from the MAD trial suggests more sustained exposure is likely needed to achieve a more durable increase in FXN expression, and we observed five cases of injection site thrombophlebitis. We then shifted focus to developing DT-216 with a potentially improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels after administration of DT-216P2 than was seen in studies with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple IV administrations of DT-216P2. In October 2023, we withdrew our IND for the prior DT-216 product candidate and plan to submit a new IND with DT-216P2. We have initiated a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes. Results from this Phase 1 SAD clinical trial will inform the design of a clinical trial in FA patients, anticipated to begin in mid-2025. We anticipate providing an update in 2026 on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing.

FECD Program Overview (DT-168)

Our FECD program is focused on the development of a potentially disease-modifying medical treatment for FECD. FECD is characterized by progressive degeneration of the corneal endothelium and subsequent loss of vision. This eye disease affects millions of people in the United States, with approximately 60-80% of cases caused by a CTG trinucleotide repeat expansion within the TCF4 gene, leading to the formation of pathogenic RNA foci, global splicing dysregulation, cellular dysfunction, and eventual loss of corneal endothelial cells. Due to the lack of disease-modifying therapies approved for FECD, corneal surgery is currently the only approved procedure used to restore vision. Our approach utilizes our FECD GeneTAC® molecules to selectively target the expanded CTG repeats in the TCF4 gene to reduce RNA foci formation and mis-splicing. We believe our preclinical data support the potential of our FECD GeneTAC® small molecules to correct the most common underlying genetic cause of FECD. We have completed dosing in a Phase 1 clinical trial in normal healthy volunteers to evaluate the safety of DT-168 and plan to provide results in the first half of 2025. In addition, DT-168 has been evaluated in chronic toxicity studies of up to nine months in duration. We are currently conducting an observational study in FECD to confirm disease characteristics and evaluate deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. We have achieved our enrollment goal for the observational study by recruiting and completing baseline assessments on approximately 250 FECD patients. Based on the baseline characteristics data, we have chosen approximately 100 patients for future follow-up visits. This will inform our clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success.

DM1 Program Overview

Our DM1 program is focused on the development of a potentially disease-modifying treatment for DM1. DM1 is a monogenic, autosomal dominant, progressive neuromuscular disease that affects skeletal muscle, heart, brain, and other organs. The cardinal features include muscle weakness, myotonia (slow muscle relaxation), and early cataracts. In addition, affected individuals often experience cardiac arrhythmias, changes in neuropsychological function, and gastrointestinal symptoms. DM1 is caused by a mutation in the DMPK gene and is estimated to affect more than 70,000 people in the United States. Our DM1 GeneTAC® molecules are designed to address the genetic cause of the disease by preventing the expression of mutant gene product and consequently of pathogenic nuclear foci. We plan to continue evaluating the properties of our DM1 GeneTAC® molecules in preclinical studies in order to nominate a development candidate in 2025.

HD Program Overview

Our HD program is focused on the development of a potentially disease-modifying treatment for HD. HD is a dominantly inherited, monogenic neurodegenerative disease characterized by progressive movement, cognitive and psychiatric disorders. Symptoms of HD typically appear between the ages of 30 and 50 and worsen over the next 10 to 25 years, leading to death in approximately 15 years, on average, after the onset of motor signs and symptoms. People with advanced HD need full-time care to help with their day-to-day activities, and they ultimately succumb to pneumonia, heart failure or other complications. HD is caused by a mutation that leads to an increased number of CAG triplet repeats in Exon 1 of the huntingtin (HTT) gene. Expression of mtHTT negatively affects many cellular functions, leading to neuronal death and brain atrophy as symptoms manifest. It is estimated that approximately 40,000 people in the United States are affected by HD. Our HD GeneTAC® molecules are designed to address the genetic cause of the disease by dialing down the expression of the mtHTT gene while preserving the normal HTT gene expression. We have promising HD GeneTAC® candidate molecules that were shown to selectively dial down the expression of the mtHTT allele in HD patient derived cells as well as a HD mouse model. We plan to continue to evaluate these HD candidate molecules in preclinical studies. The final development candidate selection will be based on the molecules that perform favorably in relevant studies.

Research Program Overview

We are also advancing our GeneTAC® product candidate portfolio into development in other diseases. Additionally, our medicinal chemistry experiences with GeneTAC® molecules allow us to more rapidly design GeneTAC® molecules for additional proposed indications.

Our Strategy

We aim to leverage our GeneTAC® platform to design, develop and commercialize a pipeline of disease-modifying therapeutic candidates designed to treat a wide range of inherited nucleotide repeat expansion diseases for which there is urgent unmet medical need. In order to achieve our goal, we intend to:

•
Advance our Lead Program in FA Through Clinical Development to Offer Meaningful Patient Benefit. FA is a monogenic, autosomal recessive, progressive multi-system disease that affects organ systems highly dependent on mitochondrial function, eventually leading to neurological, cardiac, and metabolic dysfunction. Our FA GeneTAC® molecules are specifically designed to restore levels of endogenous FXN, the underlying cause of FA. Restoration of FXN has been shown to improve FA-like symptoms in animal models. We believe that demonstrating clinical proof of concept by restoring FXN expression in FA patients may confirm the therapeutic potential of our FA GeneTAC® molecules and underscore the broader potential of our GeneTAC® platform. In February 2022, the IND for our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate was cleared by the FDA to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the Phase 1 SAD clinical trial and in August 2023, we reported data from the Phase 1 MAD clinical trial of the prior DT-216 product candidate. Both studies showed that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA. Data from the Phase 1 MAD clinical trial suggests more sustained exposure is likely needed to achieve a more durable increase in FXN expression, and we observed five cases of injection site thrombophlebitis. Following the Phase 1 MAD clinical trial of the prior DT-216 product candidate, we shifted focus to developing DT-216 with a potentially improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels after administration of DT-216P2 than was seen in studies with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple intravenous administrations of DT-216P2. We have initiated a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia. We anticipate that we will begin FA patient dosing in mid-2025.

•
Advance our FECD Program Through Clinical Development to Offer Meaningful Patient Benefit. FECD is a genetic eye disease characterized by bilateral degeneration of corneal endothelial cells and progressive loss of vision, for which the only approved option for treatment is corneal surgery. DT-168 is our FECD GeneTAC® small molecule designed to target the CTG repeats in the TCF4 gene and selectively block transcription of the expansion-containing allele. We have completed dosing in a Phase 1 clinical trial in normal healthy volunteers to evaluate the safety of DT-168 and plan to provide results in the first half of 2025. In addition, DT-168 has been evaluated in chronic toxicity studies of up to nine months in duration. We are currently conducting an observational study in FECD to confirm disease characteristics and evaluate deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. We have achieved our enrollment goal for the observational study by recruiting and completing baseline assessments on approximately 250 FECD patients. Based on the baseline characteristics data, we have chosen approximately 100 patients for future follow-up visits. This will inform our clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success.

•
Advance our DM1 Program Through Clinical Development to Offer Meaningful Patient Benefit. DM1 is a serious monogenic degenerative disease for which there are currently no available treatments. Our DM1 GeneTAC® molecules are specifically designed to reduce the formation of CUG repeat hairpin structures that trap splicing factors and form pathogenic nuclear foci that cause DM1. Blocking the formation of CUG foci has demonstrated phenotypic benefit in DM1 patients. We plan to continue evaluating the properties of our DM1 GeneTAC® molecules in preclinical studies in order to nominate a development candidate in 2025.

•
Advance our HD Program Through Clinical Development to Offer Meaningful Patient Benefit. HD is a serious monogenic neurodegenerative disease characterized by progressive movement, cognitive and psychiatric disorders. There are currently no approved therapies that can reverse or slow down the course of HD, as a result, patients only receive medications to manage movement and psychiatric symptoms as their conditions continue to deteriorate, leaving a high unmet medical need and opportunity for new disease-modifying therapies. Our HD GeneTAC® molecules are designed to address the root cause of HD by selectively dialing down the expression of the toxic mtHTT gene. We have promising HD GeneTAC® candidate molecules that were shown to selectively dial down the expression of the mutant HTT allele in HD patient-derived cells as well as a HD mouse model. The final development candidate selection will be based on the molecules that perform favorably in relevant studies.

•
Leverage our GeneTAC® Platform to Expand our Pipeline and Address Additional Diseases with Significant Unmet Medical Need. We plan to advance our GeneTAC® portfolio to develop additional genomic medicines.

•
Selectively Enter Into Strategic Collaborations. Given the broad potential of our GeneTAC® platform, we may explore collaborations in select disease areas or geographic regions that are better served by the resources or specific expertise of a strategic partner to accelerate the development and commercialization of our GeneTAC® product candidates.

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

Our History and Team

Our company was created to design, develop and commercialize a novel class of small molecule therapeutic candidates (GeneTAC® molecules) designed to directly address the underlying basis of genetic disease. To achieve this goal, we have assembled a management team with extensive experience in the design, development and commercialization of drugs for serious diseases.

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

Advantages of Our Platform

We are using our GeneTAC® platform to develop small molecule genomic medicine candidates that are designed to offer precise modulation of gene transcription. We believe that the GeneTAC® platform may offer several potential mechanistic and development advantages over other genomic medicine modalities, including:

•
GeneTAC® small molecules may be more tolerable over complex biologics because GeneTAC® molecules are less likely to cause adverse immune reactions;

•
GeneTAC® molecules may be less likely to be immunogenic and therefore have no limitations with re-dosing;

•
GeneTAC® treatment is designed to be reversible;

•
GeneTAC® molecules are designed to act on the transcription machinery of the cell and do not alter the genome;

•
GeneTAC® molecules' modulation of transcription is designed to preserve normal physiological post-transcriptional regulation and protein translation controls;

•
GeneTAC® structure is designed to enable therapeutically active molecules to be deployed directly at the site of disease-causing mutations, which could enhance specificity and potency, and minimize off-target effects;

•
GeneTAC® molecules are designed to enable ongoing dose optimization;

•
GeneTAC® molecules can achieve biodistribution across target organs and into the cell without specialized engineering or delivery technologies;

•
GeneTAC® molecules are synthetically tractable, offering a potentially readily scalable, cost-effective development path that does not require complex customized manufacturing equipment and processes; and

•
GeneTAC® molecules have a modular heterobifunctional structure that is intended to allow us to rationally design novel targeting components for specific DNA sequences, creating a potentially highly efficient discovery engine that could enable us to rapidly expand our portfolio into new disease areas.

By combining the disease-modifying potential of genomic medicines with the drug-like properties, manufacturing and logistics advantages of small molecules, we believe GeneTAC® molecules could be developed as novel therapeutic options in genetic diseases where disease-modifying treatments have previously been elusive.

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

FA is caused by low levels of endogenous FXN due to abnormally expanded GAA triplet repeats found in the first intron of the FXN gene. The number of repeats ranges from up to approximately 30 GAA repeats in healthy individuals to over several hundred to over 1,000 in FA patients. The expanded triplet repeat results in gene silencing and reduction in capacity to produce the FXN protein, which is required for proper functioning of the mitochondria and ultimately the entire cell. Levels of FXN correlate inversely with disease severity, and when reduced to levels of approximately 25% of normal healthy individuals, iron homeostasis and iron-sulfur cluster synthesis are impaired, leading to general impairment of normal mitochondrial function. Heterozygote carriers typically have approximately half of the FXN levels of normal individuals, but are asymptomatic and hence on average, the doubling of FXN protein levels in FA patients to achieve carrier levels or higher is expected to restore mitochondrial function and provide therapeutic benefit.

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

On February 28, 2023, Reata Pharmaceuticals (acquired by Biogen) announced that the FDA approved omaveloxolone for the treatment of FA in adults and adolescents aged 16 years and older. In addition, there are several product candidates in clinical development but neither omaveloxolone nor any of these product candidates have shown the ability to restore the deficiency in endogenous FXN protein, which is the underlying cause of the disease. There remains a high unmet medical need for disease-modifying therapies, and we believe our FA GeneTAC® molecules present a highly attractive and differentiated profile.

Our FA program is based on GeneTAC® small molecules consisting of a DNA-targeting moiety designed to target the expanded GAA repeat sequence in the first intron of the FXN gene in FA patients, linked to a ligand moiety designed to recruit an endogenous transcriptional elongation complex to unblock the transcriptional machinery, and restore the production of endogenous FXN proteins to therapeutic levels.

Preclinical Data

We believe that the results of our preclinical studies to date support the hypotheses that FA GeneTAC® molecules may confer a clinical benefit to FA patients. In in vitro experiments in primary cells from FA patients and in neurons and cardiomyocytes derived from FA patient stem cells, robust and durable increases in FXN mRNA and protein restoration was observed following exposure to FA GeneTAC® molecules, even at low nanomolar (nM) concentrations. In preclinical studies, FA GeneTAC® molecules achieved therapeutically relevant concentrations in key organs of disease, including the heart, brain, muscle and spinal cord, at doses that were well-tolerated in multiple species.

We assessed the FA GeneTAC® activity in in vitro and in vivo models of disease, including multiple types of FA patient cells such as primary white blood cells, lymphoblastoid cells, and cardiomyocytes and neurons derived from stem cells. In vivo studies were conducted in the Pook800J mouse model, which contains a hemizygous insertion of the human disease allele with approximately 800 GAA repeats onto a genetic background lacking endogenous mouse FXN.

Increase in FXN mRNA and Protein in FA Patient-Derived Neurons

Continuous exposure to low doses of DT-216 (10 or 100nM) increased FXN expression in neurons derived from an FA patient stem cell line (Figure 3). Increases in FXN mRNA levels preceded increases in FXN protein, consistent with the typical pattern of gene expression. Of note, the increase in FXN protein levels after continuous treatment with 10 or 100 nM of DT-216 resulted in similar FXN protein levels which were also similar to, and did not exceed, those in a non-FA patient-derived neurons in culture (grey horizontal bar in Figure 3 right panel).

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

In preclinical studies in Pook800J mice, we observed an increase in FXN protein levels in both heart and brain tissue after treatment with FA GeneTAC® molecules.

Background on prior development efforts for DT-216

In preclinical studies for our lead program in FA, at doses that were observed to be well-tolerated in rodents and NHPs, FA GeneTAC® molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTAC® molecules. In February 2022, the IND for our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate was cleared by the FDA to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the Phase 1 SAD clinical trial showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, with a greater than two-fold increase in FXN mRNA in the cohort with the highest response. These data supported the subsequent advancement of DT-216 in the Phase 1 MAD clinical trial of the prior DT-216 product candidate.

In August 2023, we completed the Phase 1 MAD clinical trial of the prior DT-216 product candidate. The Phase 1 MAD clinical trial was a randomized, double-blind, placebo-controlled study designed to evaluate multiple ascending doses of the prior DT-216 product candidate administered intravenously in adult patients with FA. The primary and secondary study objectives were to evaluate safety and tolerability, and pharmacokinetics (PK) of three weekly doses of the prior DT-216 product candidate in FA patients. As an exploratory objective, we also evaluated DT-216 level and FXN in skeletal muscle biopsies obtained at pre-dose baseline and two and seven days after the third weekly dose. Study participants were randomized to receive three weekly intravenous injections across the pooled placebo, 100 mg, 200 mg, and 300 mg cohorts (N=9, 3, 8, 9, respectively). Two subjects did not return for post-dose muscle biopsies due to acute COVID (one in the 200 mg cohort and one in the 300 mg cohort).

In the MAD trial with the prior DT-216 product candidate, we observed that DT-216 levels in plasma and muscle were comparable and the exposures in plasma and muscle were both transient. Following three weekly intravenous administrations of the prior DT-216 product candidate, we observed plasma PK characterized by an extended alpha phase and a rapid decrease in the plasma after only a few hours, reaching ~10nM after seven days. We also observed in the 200 mg and 300 mg cohorts that DT-216 levels in tissue were approximately 8-10 nM two days after the third weekly dose and approximately 1 nM seven days after the third weekly dose.

Figure 4: Prior DT-216 product candidate Phase 1 MAD trial: plasma and muscle DT-216 PK after 3rd dose

Figure 4. Study participants were randomized to receive three weekly intravenous injections of prior DT-216 product candidate across the 100 mg, 200 mg, and 300 mg cohorts. Plasma and muscle biopsy samples were collected at indicated time points for determination of DT-216 levels by LC-MS/MS. Data are depicted as Mean ± SD.

DT-216 muscle exposure in FA patients was lower than projected from animal studies but was sufficient to result in significant pharmacodynamic response in skeletal muscle. Exploratory analyses of muscle FXN mRNA levels from the Phase 1 MAD study showed that FA patients in the 300 mg cohort had a significant increase from baseline in FXN mRNA two days after the third weekly dose compared to placebo (p<0.05), with a trend in increased FXN mRNA seven days post dose (Figure 5).

Figure 5: Prior DT-216 product candidate Phase 1 MAD trial: FXN expression in FA Patients

Figure 5. Post-splice FXN mRNA was measured using intron spanning RT-qPCR to detect post-spliced mature mRNA in FA patients two days and seven days after the third weekly dose of prior DT-216 product candidate. Left: Exploratory analyses were conducted using a non-parametric Wilcoxon Rank-Sum model. Data are depicted as Mean ± SE. NS, not significant. Right: percentiles and quartiles assume individual FA patient baselines in the MAD study are the median FA patient FXN mRNA value from an observational muscle biopsy study.

DT-216 was generally well-tolerated after three intravenous doses of the prior DT-216 product candidate or placebo. There were no serious or severe adverse events and no treatment-related discontinuations. All adverse events were mild or moderate. There were five cases of injection site thrombophlebitis observed in patients who received the prior DT-216 product candidate; one mild in 100 mg cohort; three mild in 200 mg cohort; one moderate in 300 mg cohort, none in placebo group. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate.

We believe the results from our Phase 1 MAD trial underscore the promise of DT-216 as a potential disease-modifying treatment for FA. We elected to complete dose escalation in this Phase 1 trial at the 300 mg cohort due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration. We then shifted focus to developing DT-216 with a potentially improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate that we call DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained plasma PK with DT-216P2 than was seen with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple intravenous administrations of DT-216P2. In October 2023, we withdrew our IND for the prior DT-216 product candidate and plan to submit a new IND with DT-216P2.

New product candidate DT-216P2 nonclinical data

We developed a new product candidate, DT-216P2, using a proprietary and novel excipient. DT-216P2 demonstrated a superior profile than the prior DT-216 product candidate in various nonclinical studies characterized by:

•
higher and more sustained plasma PK than was seen with the prior DT-216 product candidate;
•
favorable injection site reaction profile;
•
suitability for multiple routes of administration and dosing frequency; and
•
no change in in vitro activity profile.

As shown in Figure 6, when the prior DT-216 product candidate was administered through intravenous injection in NHPs, we observed an extended alpha phase and a rapid decrease of DT-216 concentration in the plasma. In contrast, DT-216P2 demonstrated 10 to >100-fold higher plasma drug level on Day 1 and Day 7 with 1/10 to 1/4 of the dose compared to the prior DT-216 product candidate. This could be explained by a shorter alpha phase observed in DT-216P2 compared to the prior DT-216 product candidate, as the elimination half-life between the prior and new product candidates are similar.

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

Figure 6: New product candidate DT-216P2 PK in NHPs

Figure 6. Prior DT-216 product candidate or DT-216P2 was administered once weekly to male cynomolgus monkeys by either IV or SC injection. Plasma and tissues were collected at indicated times after repeat weekly doses for determination of DT-216 levels by LC-MS/MS. Plasma samples were collected at indicated times for determination of DT-216 levels by LC-MS/MS. Data are depicted as Mean ± SD. Data reflects separate experiments at different times and results were not conducted in a head-to-head study.

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

Figure 7: New product candidate DT-216P2 PK in NHPs compared to the prior DT-216 product candidate PK in humans

Figure 7. Left: Study participants were randomized to receive three weekly intravenous injections of prior DT-216 product candidate across the 200 mg, and 300 mg cohorts. Plasma and muscle biopsy samples were collected at indicated time points after the third weekly dose for determination of DT-216 levels by LC-MS/MS. Data are depicted as Mean ± SD. Right: DT-216P2 was administered once weekly by IV injection to male cynomolgus monkeys. Plasma and muscle tissues were collected at indicated times after repeat weekly doses for determination of DT-216 levels by LC-MS/MS. Data are depicted as Mean ± SD.

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

Figure 8: New product candidate DT-216P2 PK administered subcutaneously daily or weekly in NHPs

Figure 8. DT-216P2 was administered once weekly or daily to male cynomolgus monkeys by subcutaneous injection. Plasma samples were collected at indicated times for determination of DT-216 levels by LC-MS/MS. Data are depicted as the Mean ± SD. Data reflects separate experiments at different times and results were not conducted in a head-to-head study.

In animal studies, DT-216P2 has been observed to address the injection site reactions seen with the prior DT-216 product candidate. Repeat administration of DT-216P2 in rats and NHPs was found to be well-tolerated at doses that achieved higher and more durable exposure than the prior DT-216 product candidate. The favorable profile of DT-216P2 has been achieved by using a proprietary and novel excipient in the formulation.

DT-216P2 development efforts and plans

We have initiated a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes. Results from this single dose Phase 1 clinical trial will inform the design of a clinical trial in FA patients, anticipated to begin in mid-2025. We anticipate providing an update in 2026 on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing.

Fuchs Endothelial Corneal Dystrophy (FECD)

Disease Overview, Prevalence, Current Treatment Landscape and Our Approach

FECD is characterized by degeneration of corneal endothelial cells (CECs) and progressive loss of vision. Typically, the disease manifests after age 40 and can be detected through routine eye exams. As individuals age, CECs become dysfunctional and degenerate and eventually fluid accumulates in the cornea (corneal edema). As disease progresses, FECD leads to reduced visual acuity, reduced contrast sensitivity, an increase in glare, and can eventually lead to corneal blindness. Other symptoms include pain and grittiness in the eye.

This eye disease affects millions of people worldwide. Approximately 60-80% of FECD cases are caused by CTG nucleotide repeat expansions in the TCF4 gene, which is transcribed into pathogenic TCF4 RNA that forms nuclear foci and sequesters splicing proteins, leading to transcript mis-splicing (spliceopathy) and loss of CECs. CECs harbor the longest known TCF4 repeat expansions in the body, potentially explaining why the cornea is the only affected tissue. There is currently no effective therapeutic intervention that addresses the root cause of the disease. Various modalities of keratoplasty, including corneal transplantation, constitute the only treatment option to correct FECD.

Our FECD program leverages our expertise in designing GeneTAC® small molecules to address the underlying cause of the disease. FECD GeneTAC® molecules we designed have been shown to markedly reduce nuclear foci and improve spliceopathy in FECD CEC cultures derived from the corneal tissue of donors who underwent corneal transplant.

In December 2022, we nominated DT-168 as a development candidate for FECD. DT-168 is a GeneTAC® small molecule designed to target the CTG repeats in the TCF4 gene and selectively dial down transcription of the expansion-containing allele while preserving the expression of wild-type TCF4. DT-168 is currently the only therapeutic development program designed to address the genetic root cause of FECD while benefiting from the favorable development advantages of small molecules, including that it is designed to be applied as an eye drop. We have completed dosing in a Phase 1 clinical trial in normal healthy volunteers to evaluate the safety of DT-168 and plan to provide results in the first half of 2025. In addition, DT-168 has been evaluated in chronic toxicity studies of up to nine months in duration. We are currently conducting an observational study in FECD to confirm disease characteristics and evaluate deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. We have achieved our enrollment goal for the observational study by recruiting and completing baseline assessments on approximately 250 FECD patients. Based on the baseline characteristics data, we have chosen approximately 100 patients for future follow-up visits. This will inform our clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success.

Preclinical Data

In preclinical studies performed using collected corneal tissue explanted from FECD patients who had undergone keratoplasty, when CECs that contained toxic nuclear TCF4 RNA were treated with DT-168, we observed reduction of pathogenic nuclear foci, and the potency of foci reduction was shown to improve with longer treatment duration. After six days of treatment, DT-168 reduced toxic nuclear foci with a potency of approximately 24 nM, and after 14 days of treatment, DT-168 reduced toxic nuclear foci with a potency of approximately 4 nM (Figure 9).

Figure 9: FECD GeneTAC® molecules reduced pathogenic TCF4 foci in CECs isolated from patients with FECD

Wild-type TCF4 transcripts are unaffected in primary healthy and FECD CECs following treatment with DT-168. We incubated CECs from a healthy individual and an FECD patient with DT-168 followed by quantification of TCF4 mRNA. As shown in Figure 10, we observed no detectable difference in TCF4 mRNA levels in CECs treated with various concentrations of DT-168 compared with vehicle control. This confirms DT-168 is capable of selectively dialing down transcription of the expansion-containing allele while sparing the wild-type allele.

Figure 10: wild-type TCF4 levels in CECs treated with DT-168

With suppression of the mutant TCF4 transcription, reduction of formation of pathogenic nuclear foci and release of splicing proteins, the FECD GeneTAC® molecules corrected aberrant splicing, thus allowing restoration of normal mRNA processing. As illustrated in Figure 11, DT-168 molecules improved spliceopathy in a dose-dependent fashion in FECD patient-derived CECs across genes previously reported as mis-spliced in primary FECD CECs.

Figure 11: DT-168 corrected aberrant splicing events in CECs isolated from patients with FECD

We formulated DT-168 as an eye drop and showed that it was well-tolerated following two weeks of topical ocular dosing in rabbits and distributed throughout the cornea.

These findings support further development of DT-168 as a potential disease-modifying therapy. We have completed dosing in a Phase 1 clinical trial in normal healthy volunteers to evaluate the safety of DT-168 and plan to provide results in the first half of 2025. In addition, DT-168 has been evaluated in chronic toxicity studies of up to nine months in duration. We are currently conducting an observational study in FECD to confirm disease characteristics and evaluate deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. We have achieved our enrollment goal for the observational study by recruiting and completing baseline assessments on approximately 250 FECD patients. Based on the baseline characteristics data, we have chosen approximately 100 patients for future follow-up visits. This will inform our clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success.

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

DM1 is caused by a mutation that leads to an increased number of CTG triplet repeats found in the 3’ non-coding region of the DMPK gene (Figure 12). The number of repeats ranges from up to approximately 35 in healthy individuals to many thousands in DM1 patients. As the mutant DMPK allele is transcribed, the higher-than-normal number of triplet repeats in terminal end of the mRNA form CUG hairpin loops that are retained in the nucleus. Specifically, the mutant mRNA sequesters a critical CUG-binding protein, muscleblind-like protein 1 (MBNL1), which leads to the formation of pathogenic nuclear foci and inhibits the ability of MBNL1 in processing many pre-mRNAs. As a result, multiple pre-mRNAs that encode key proteins are mis-spliced. This mis-splicing in the nucleus results in the translation of atypical proteins, which ultimately cause the clinical presentation of DM1. When levels of mutant DMPK mRNA containing higher numbers of CUG repeats are reduced, nuclear foci are diminished and MBNL1 proteins are freed to function normally. This disease process is illustrated below:

Figure 12: DM1: Genetic basis and clinical presentation

DM1 is estimated to affect more than 70,000 people in the United States. However, we believe that the patient population is currently underdiagnosed due to lack of available therapies. DM1 is typically categorized into four overlapping phenotypes based on age of onset: late-onset; classical (adult-onset); childhood; and congenital (cDM1).

Overview of DM1 phenotypes

Phenotype	Age of onset	Estimated % of DM1 patients
Late-onset	40+ years	~10%
Classical	10 - 40 years	~65% to 75%
(Adult-onset)
Childhood	1 - 10 years	~15%
Congenital	Birth	~5% to 15%
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

There are currently no approved therapies for the treatment of DM1, leaving a high unmet medical need and opportunity for new disease-modifying therapies. There are several product candidates currently in preclinical and clinical development. Therapeutic modalities currently being evaluated in clinical trials that target reduction in DMPK have observed measurable improvements in one or more clinically assessable endpoints.

Our DM1 program is based on GeneTAC® small molecule candidates consisting of a DNA-targeting moiety designed to target the CTG repeats in the 3’ untranslated region of the DMPK gene, linked to a ligand moiety that is designed to dial down transcription of the mutant expanded CTG repeat without disrupting the normal DMPK expression. As a result, the DM1 GeneTAC® molecule is designed to prevent the formation of the CUG hairpin structures that trap splicing proteins and produce nuclear foci. Like our FA program, the DM1 program is designed to address the underlying cause of the disease and benefit from the favorable development advantages of small molecules.

Preclinical Data

We are currently conducting preclinical studies of our DM1 GeneTAC® molecules in DM1 patient-derived cells. We have observed reduced nuclear foci in DM1 cells derived from multiple patients after administration of our DM1 GeneTAC® molecules. We believe these data support the potential for our DM1 GeneTAC® molecules to be evaluated in clinical trials as a potential therapy for patients with DM1.

In preclinical studies in DM1 patient-derived cells that contained toxic nuclear DMPK RNA, we observed reduction of nuclear foci following exposure to our DM1 GeneTAC® molecules. When toxic nuclear DMPK levels are reduced, the nuclear foci are diminished, releasing splicing proteins, allowing restoration of normal mRNA processing, and potentially stopping or reversing disease progression. As illustrated in Figure 13, we observed a reduction in nuclear foci in DM1 patient-derived cells exposed to our DM1 GeneTAC® molecules as determined through a fluorescence in situ hybridization imaging and analysis. This reduction was seen within several days after exposure to our DM1 GeneTAC® molecules.

Figure 13: Decrease in nuclear foci in DM1 patient cells exposed to DM1 GeneTAC® molecules

In preclinical studies in DM1 patient-derived myotubes, we observed a reduction in the number of observable nuclear foci after exposure to our DM1 GeneTAC® molecule. As seen in Figure 14, after exposing DM1 patient-derived myotubes to our DM1 GeneTAC® molecule, we observed a dose-dependent decrease of average number foci per nucleus with an IC50 of ~6nM.

Figure 14: Nuclear foci in DM1 patient-derived myotubes treated with DM1 GeneTAC® molecule

Figure 15: Splicing index correction in DM1 patient-derived myotubes treated with DM1 GeneTAC® molecule

DM1 GeneTAC® molecules corrected splicing defects in DM1 patient-derived myotubes and restored the splicing index to >90% of that seen in healthy human skeletal myotubes following seven days of treatment (Figure 15). We plan to continue evaluating the properties of our DM1 GeneTAC® molecules in both in vivo and in vitro preclinical studies in order to nominate a development candidate.

Huntington's Disease (HD)

Disease Overview, Prevalence, Current Treatment Landscape and Our Approach

HD is a dominantly-inherited, monogenic neurodegenerative disease characterized by progressive movement, cognitive and psychiatric disorders. Symptoms of HD typically appear between the ages of 30 and 50 and worsen over the next 10 to 25 years, leading to death in approximately 15 years, on average, after the onset of motor signs and symptoms. People with advanced HD need full-time care to help with their day-to-day activities and ultimately succumb to pneumonia, heart failure or other complications. About 10% of HD patients have Juvenile onset HD (JHD), where symptoms manifest before age 20. JHD usually has a more rapid progression rate than adult-onset HD, and death often occurs within 10 years of JHD onset.

HD is caused by an increased number of CAG triplet repeats in Exon 1 of the HTT gene. Expression of this mtHTT negatively affects many cellular functions, leading to neuronal death and brain atrophy as symptoms manifest. Longer CAG repeat lengths (>50) are often associated with juvenile or young adult-onset HD and shorter survival after disease onset.

wtHTT is thought to be important for normal neuronal function in the adult central nervous system. It is reported to be involved in axonal transport, protein clearance, synaptic function and cell survival. Increasing lines of evidence also suggest that loss of normal HTT function contributes to the HD pathology. Thus, we believe an allele-selective therapeutic that can dial down mtHTT expression and reduce mtHTT mRNA and protein while preserving wtHTT expression represents a highly desirable therapeutic profile.

It is estimated that approximately 40,000 people in the United States are affected by HD.

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

Our HD program is based on GeneTAC® molecules consisting of a DNA-targeting moiety designed to target the CAG repeats in the Exon 1 region of the HTT gene, linked to a ligand moiety that is designed to dial down the transcription of the mutant allele without disrupting the normal HTT expression (Figure 16). As a result, the HD GeneTAC® molecules are designed to address the root cause of HD by selectively reducing the toxic mtHTT gene product, apply to a broad spectrum of HD patients (not restricted by single nucleotide polymorphisms), and benefit from the favorable characteristics of small molecule therapeutics that have the potential to distribute to the whole brain and access many cells.

Figure 16: HD: Our approach

Normal HTT gene — *thought to be important to normal state*

GeneTAC® molecules ***preserve transcription*** at the ***wild type locus***

wtHTT
CAG~18
Pol II

HTT gene with expansion

GeneTAC® molecules ***block transcription*** specifically at the ***mutant locus***

mtHTT
GeneTAC molecule
CAG>40
Pol II

Preclinical Data

We are currently conducting preclinical studies on promising HD GeneTAC® candidate molecules in HD patient-derived cells and a zQ175DN mouse model of HD. This is an established HD mouse model that contains a copy of the mutant HTT region of the human gene – the target of our HD GeneTAC® molecules. We have observed reduced mtHTT mRNA and protein and preservation of wtHTT in HD patient-derived cells after treatment with our HD GeneTAC® candidate molecules. We also observed reduction of mtHTT mRNA and protein in the brain striatum of zQ175DN mice following repeat systemic administration. We believe these data support the potential for our HD GeneTAC® molecule candidates to be evaluated in clinical trials as a potential therapy for patients with HD.

We evaluated HD GeneTAC® candidate molecules in HD patient-derived cell lines that contained expanded CAG repeats of different lengths in the HTT gene. In HD patient-derived cells with 44 repeats in the mutant allele, we observed selective reduction of mtHTT mRNA of ~75% following exposure to HD GeneTAC® candidate molecule 1. In HD patient-derived cells with 180 repeats in the mutant allele, we observed selective reduction of mtHTT mRNA of ~92% following exposure to HD GeneTAC® candidate molecule 1 (Figure 17). HD GeneTAC® candidate molecule 1 also led to greater reduction of mtHTT protein in HD patient-derived cells with longer repeats (Figure 18). We observed a similar trend in HD patient-derived cells treated with HD GeneTAC® candidate molecule 2. These data suggest that our HD GeneTAC® molecule candidates are capable of selectively dialing down the expression of mtHTT gene with high efficacy and have the potential to achieve even greater mtHTT inhibition in neurons with longer repeats. This is a favorable therapeutic characteristic as the CAG repeats in the mutant HTT gene are known to go through somatic expansion as disease progresses and longer repeats are associated with juvenile or young adult-onset HD, and our HD GeneTAC® candidate molecules can potentially address the disease burden in a broad spectrum of HD patients.

Figure 17: Decreased mtHTT mRNA in HD patient cells exposed to HD GeneTAC® candidate molecules for four days

Normal onset HD patient fibroblasts (CAG 18/44) **Early onset HD patient fibroblasts (CAG 18/180)**

Candidate 1

wt HTT
mt HTT
HTT mRNA
Percent of untreated
150
100
50
0
0.01
0.1
1
10
100
Concentration nM

mtHTT IC_{50} 1.3 nM

wt HTT
mt HTT
HTT mRNA
Percent of untreated
150
100
50
0
0.01
0.1
1
10
100
Concentration nM

mtHTT IC_{50} 1.3 nM

Candidate 2

wt HTT
mt HTT
HTT mRNA
Percent of untreated
150
100
50
0
0.01
0.1
1
10
100
Concentration (nM)

mtHTT IC_{50} 0.8 nM

wt HTT
mt HTT
HTT mRNA
Percent of untreated
150
100
50
0
0.01
0.1
1
10
100
Concentration nM

mtHTT IC_{50} 0.7 nM

Figure 18: Decreased mtHTT protein in HD patient cells exposed to HD GeneTAC® candidate molecules for seven days

To validate the activity of our HD GeneTAC® candidate molecules in vivo, we selected the zQ175 neo-deleted knock-in allele (zQ175DN) mouse as a disease model. This strain has a copy of the mutant HTT region of the human gene with a ~190 CAG repeat tract, making it potentially suitable for the evaluation of our HD GeneTAC® candidate molecules given their mechanism of action. In in vivo studies in zQ175DN mice, we observed a reduction of over 50% in mtHTT mRNA and protein in the brain striatum after eight weeks of systemic administration of our HD GeneTAC® candidate molecules. In the same study, wtHTT mRNA and protein levels are preserved after treatment with our HD GeneTAC® candidate molecules (Figure 19).

Figure 19: Selective reduction of mtHTT mRNA and protein in zQ175DN mouse brain striatum after treatment with HD GeneTAC® candidate molecules for eight weeks

The final development candidate selection will be based on the molecules that perform favorably in relevant studies.

Discovery Programs

We are also advancing our GeneTAC® portfolio in other serious diseases. Additionally, our medicinal chemistry experiences with GeneTAC® molecules allow us to more rapidly design GeneTAC® molecules for additional indications.

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

Friedreich Ataxia. In February 2023, the FDA approved omaveloxolone, a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older and omaveloxolone was commercially launched by Reata Pharmaceuticals in June 2023. Reata Pharmaceuticals was acquired by Biogen in September 2023. We are also aware of a number of companies with active clinical-stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, and (iv) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor. In addition, several companies have stated that they have gene therapy programs for FA including Astellas Pharma Inc, Capsida Biotherapeutics, Solid Biosciences, and Voyager Therapeutics.

Fuchs Endothelial Corneal Dystrophy. We are aware of a number of companies with active clinical-stage FECD programs including (i) Aurion Biotech evaluating Vyznova, expanded donor cells for transplant, (ii) Emmecell evaluating donor cornea endothelial cells delivered through magnetic nanoparticles injected into the anterior chamber, (iii) Kowa Pharmaceutical evaluating Ripasudil, a Rho-kinase inhibitor, for use in conjunction with corneal surgery, (iv) Santen Pharmaceutical evaluating STN1010904 (licensed from ActualEyes Inc.), an mTOR inhibitor, and (v) Trefoil Therapeutics evaluating TTHX1114, an engineered FGF1 delivered via intracameral injection, for use in conjunction with corneal surgery.

Myotonic Dystrophy Type-1. We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) Arrowhead Pharmaceuticals evaluating an RNA interference (RNAi) conjugate, (iii) Arthex Biotech evaluating anti-miRNA oligonucleotides, (iv) Avidity Biosciences evaluating an antibody linked siRNA, (v) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (vi) EditForce evaluating an RNA editing technology, (vii) an AAV-based RNA degrading gene therapy by Enzerna Biosciences, (viii) small molecules interacting with RNA under evaluation by Expansion Therapeutics, (ix) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (x) Juvena Therapeutics evaluating JUV-161, a stem cell-secreted protein, (xi) Modalis Therapeutics evaluating MDL-202, a gene therapy candidate, (xii) PepGen evaluating a peptide conjugated antisense oligonucleotide, (xiii) Transition Bio evaluating condensate therapeutics, and (xiv) Vertex Pharmaceuticals evaluating a peptide conjugated oligonucleotide (licensed from Entrada Therapeutics).

Huntington's Disease. We are aware of a number of companies with active clinical-stage HD programs including (i) Alnylam Pharmaceuticals evaluating an RNAi therapeutic, (ii) Annexon Biosciences evaluating a monoclonal antibody, (iii) AskBio evaluating AAV delivered cholesterol 24-hydroxylase gene, (iv) Hoffmann-La Roche AG evaluating Tominersen, an antisense oligonucleotide, (v) Prilenia Therapeutics evaluating a sigma-1 receptor agonist, (vi) PTC Therapeutics evaluating a splicing modifier, (vii) Skyhawk Therapeutics evaluating a splicing modifier, (viii) uniQure evaluating an AAV delivered miRNA, (ix) Vaccinex evaluating a monoclonal antibody, (x) VICO evaluating an antisense oligonucleotide, and (xi) Wave Life Sciences evaluating an antisense oligonucleotide.

Other Nucleotide Repeat Expansion Driven Diseases. There are currently no approved therapies targeting the underlying cause of other inherited nucleotide repeat expansion diseases where we believe GeneTAC® molecules could have applicability, including fragile X syndrome, spinocerebellar ataxias, spinobulbar muscular atrophy and C9orf72-amyotrophic lateral sclerosis/frontotemporal dementia, among others.

We will also compete more generally with other companies developing alternative scientific and technological approaches to modulate individual genes, including other companies working to develop nuclease-based gene editing technologies, such as Beam Therapeutics, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences, Rocket Pharmaceuticals, Sangamo Biosciences and Verve Therapeutics.

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

License Agreement

License Agreement with Wisconsin Alumni Research Foundation

On February 20, 2019, we and Wisconsin Alumni Research Foundation (WARF) entered into a human therapeutics exclusive license agreement (the WARF License Agreement), pursuant to which we received (i) an exclusive, worldwide, royalty-bearing, sublicensable license under certain of WARF’s patents relating to compounds and methods for treating genetic disease by modulating gene expression, including expression of FXN, through nucleic acid binding moieties that specifically bind to one or more repeats of a target oligonucleotide sequence as well as a synthetic transcription factor having a nucleic acid binding moiety that specifically binds to a target oligonucleotide sequence and (ii) a non-exclusive, worldwide, sublicensable license under certain of WARF’s know-how relating to the foregoing patents, in each case (i) and (ii), to research, develop, make, have made, use, have used, sell, offer for sale, have sold, export and import products developed through the use of such licensed patents and know-how in all fields. The licenses granted pursuant to the WARF License Agreement are subject to certain rights retained by (i) the United States government under the Bayh-Dole Act and (ii) WARF to grant the University of Wisconsin, non-profit research institutions collaborating with the University of Wisconsin and governmental agencies non-exclusive licenses to practice and use the licensed patents for non-commercial research purposes. Such rights retained by the United States government and WARF are typical for a license from a U.S. university or research institution, and we believe such rights do not pose a material risk to our business. We further granted to WARF, the University of Wisconsin, the inventors of the licensed patents, and governmental research organizations a covenant not to sue under certain improvements to the licensed patents for non-commercial research purposes. Under the WARF License Agreement, we are required to use commercially reasonable diligence to develop, seek regulatory approval for, manufacture, market and sell licensed products throughout the term of the agreement, including satisfying certain funding and diligence milestones.

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

The WARF License Agreement will continue until the earliest of (i) the date of early termination in accordance with the agreement, (ii) expiration of the licensed patents in all countries, or (iii) our cessation, once begun, of royalty payments for more than two years. The WARF License Agreement may be terminated by us upon 90 days’ written notice, provided we include a statement of reasons for termination. WARF may terminate the WARF License Agreement (a) upon written notice if our cumulative earned royalties paid to WARF does not exceed $100,000 on or before December 31, 2031, (b) if we fail to make timely payments, fail to timely provide development reports or provide any false information with respect thereto, fail to actively pursue the development plan, or commit any breach of any other covenant, representation or warranty under the WARF License Agreement, in each case, without curing such failure or breach within 90 days after written notice thereof, (c) if we commit any act of bankruptcy or become insolvent, or (d) immediately if we or our sublicensee(s) offer any rights to the licensed patents to our or our sublicensees’ creditors. As of December 31, 2024, the licensed patents include two issued U.S. patents that are projected to expire on or around March 29, 2037 and April 14, 2040. The license also includes seven pending patent applications in the United States, Europe, Canada, and Australia. Any patents that issue from these patent applications have projected expiration dates from 2037 through 2039, not including any patent term adjustments and extensions.

Manufacturing

GeneTAC® molecules are synthetically tractable, offering a readily scalable, cost-effective development path that does not require complex customized equipment and processes. We do not own or operate, and currently have no plans to establish, current Good Manufacturing Practice (cGMP) manufacturing facilities and laboratories. We currently rely on third-party manufacturers and suppliers for the raw materials and starting components used to make our GeneTAC® molecules, and we expect to continue to do so to meet our research and development and commercial activities. Our third-party manufacturers are qualified to manufacture our product candidates under cGMP requirements and other applicable laws, guidances and regulations. We believe there are multiple sources for all of the materials and components required for the manufacture of our product candidates.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing the proprietary rights of others, and in part, on our ability to prevent others from infringing our proprietary rights. A comprehensive discussion on risks relating to intellectual property is provided under the heading “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.

As of December 31, 2024, we own 28 pending U.S. patent applications and 94 pending patent applications in jurisdictions outside of the U.S. (including seven pending Patent Cooperation Treaty applications) which, if issued (or in the case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2045, not including any patent term adjustments and extensions.

In addition, we acquired an exclusive license from WARF under two issued U.S. patents, three pending U.S. patent applications, two pending applications in Canada, and one pending application each in Australia and Europe, with the issued patents projected to expire on or around March 29, 2037 and April 14, 2040, and the other patents, if issued, having projected expiration dates from 2037 to 2039, not including any patent term adjustments and extensions. These patents and patent applications cover our proprietary GeneTAC® Platform technology that is used in our FA program, DM1 program and other therapeutic programs directed to genetic diseases that are further discussed below. Under the WARF License Agreement described in more detail above, we are also granted intellectual property rights to know-how that are important to our business.

For our FA program, as of December 31, 2024, we own seven pending U.S. patent applications and 48 pending patent applications in jurisdictions outside of the U.S. directed to compositions of matter and methods for the treatment of FA. Any patents that eventually issue from these patent applications (or in case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2045. Of the WARF intellectual property described above, one issued U.S. patent, one pending U.S. patent application, and one pending patent application each in Europe and Canada are directed to compounds and methods for modulating FXN expression and treatment of FA. The U.S. patent and any patents issued from these pending patent applications are projected to expire on or around March 29, 2037, not including any patent term adjustments and extensions. We also license from WARF one pending U.S. patent application and one pending patent application each in Australia and Canada directed to methods and compounds for treatment of FA. Any patents that eventually issue from these patent applications are projected to expire on or around October 22, 2039, not including any patent term adjustments and extensions.

For our FECD program, as of December 31, 2024, we own four pending U.S. patent applications, two pending patent applications each in Australia, Canada, China, Europe, Japan, Argentina, and Taiwan, a pending patent application each in Brazil, Hong Kong, Israel, South Korea, and Mexico, and two pending Patent Cooperation Treaty applications directed to compositions of matter and methods for the treatment of FECD. Any patents that eventually issue from these patent applications (or in the case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2043 to 2045, not including any patent term adjustments and extensions.

For our DM1 program, as of December 31, 2024, we own three pending U.S. patent applications, two pending patent applications each in Argentina, Taiwan, Australia, Canada, China, Europe, and Japan, one pending patent application each in Brazil, Hong, Kong, Israel, Mexico, and South Korea, and one pending Patent Cooperation Treaty application directed to compositions of matter and methods for the treatment of DM1. Any patents that eventually issue from these patent applications (or in the case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2044, not including any patent term adjustments and extensions. Of the WARF intellectual property described above, one issued U.S. patent and one pending U.S. patent application are directed to compounds and methods for modulating the expression of the dystrophia myotonica protein kinase (DMPK) gene and methods for the treatment of DM1. This patent is projected to expire on or about April 14, 2040 and any patents that eventually issue from this patent application are projected to expire in 2038, not including any patent term adjustments and extensions.

For our HD program, as of December 31, 2024, we own five pending U.S. patent applications, four pending applications each in Argentina and Taiwan, two pending patent applications each in Australia, Canada, China, Europe, and Japan, one pending patent application each in Brazil, Hong Kong, Israel, Mexico, and South Korea, and three pending Patent Cooperation Treaty applications directed to compositions of matter and methods for the treatment of Huntington's disease. Any patents that issue from these patent applications (or in case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2044, not including any patent term adjustments or extensions.

As of December 31, 2024, we own 14 pending U.S. patent applications, two pending patent applications in Europe, one pending patent application each in Argentina and Taiwan, and two pending Patent Cooperation Treaty applications directed to our therapeutic programs related to other genetic diseases (including, but not limited to, fragile X syndrome, spinocerebellar ataxias, spinobulbar muscular atrophy, and C9orf72-amyotrophic lateral sclerosis/frontotemporal dementia) and the development of potential disease-modifying compounds. These therapeutic programs and the development of potential disease-modifying compounds utilize our GeneTAC® Platform technology and any patents that issue from these patent applications (or in the case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2045, not including any patent term adjustments or extensions. Of the WARF intellectual property described above, one issued U.S. patent and one pending U.S. patent application are directed to compounds and methods for treating the related genetic diseases under our therapeutic programs, including the use of transcription modulator molecules that contain a DNA-binding moiety capable of specifically binding to certain nucleotide repeat sequences that are implicated in the applicable genetic disease. This patent is projected to expire on or about April 14, 2040 and any patents that eventually issue from this patent application are projected to expire in 2038, not including any patent term adjustments and extensions.

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

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their respective implementing regulations, which impose obligations on covered health care providers, health plans, and health care clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors that use, disclose, access, or otherwise process protected health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

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

HIPAA also created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Data Privacy and Security

We may also be subject to certain data privacy and security laws, regulations, guidance, and industry standards. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH and regulations implemented thereunder, imposes obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” and covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (HHS), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

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

There have been executive judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional challenges or additional healthcare reform measures of the current administration will impact the ACA or our business.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare (the Medicare Drug Price Negotiation Program), and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs of pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 54 employees, all of whom were full-time, and 19 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 122 full-time equivalents as of December 31, 2024.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program in FA and our other development programs, early clinical development for our FA and FECD programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. As a result, none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $49.6 million and $66.9 million for the years ended December 31, 2024 and 2023, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2024, we had $245.5 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts (such as the geopolitical tensions between the U.S. and China, the ongoing Russia/Ukraine conflict and the Israel-Hamas war), inflation, tariffs, bank failures, global supply chain and labor shortage challenges, and the effects of a health epidemic or pandemic. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and we have only two product candidates in clinical development, with all of our other research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and nonclinical studies. Our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate, entered into a Phase 1 SAD clinical trial in March 2022, the first clinical trial for one of our product candidates and we completed the Phase 1 MAD clinical trial of the prior DT-216 product candidate in August 2023. We withdrew our IND for the prior DT-216 product candidate in October 2023, and have initiated a Phase 1 SAD clinical trial in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration of DT-216P2, which uses the same drug substance, DT-216. We have also completed dosing in a Phase 1 clinical trial in normal healthy volunteers for DT-168, our FECD GeneTAC® product candidate. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our FA, FECD, DM1 and HD GeneTAC® candidates, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after having promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings emerging while clinical trials were underway and safety or efficacy observations made in nonclinical studies or clinical trials, including previously unreported adverse events. Although we have initiated clinical trials of DT-216P2, conducted clinical trials of the prior DT-216 product candidate and nonclinical studies of the prior DT-216 product candidate and DT-216P2 for the treatment of patients with FA, completed dosing in a Phase 1 clinical trial of DT-168 in normal healthy volunteers and conducted certain nonclinical studies of DT-168 and certain nonclinical studies of other potential product candidates targeting expansion repeat driven diseases, we do not know whether DT-216P2 or DT-168 or other potential product candidates targeting expansion repeat driven diseases will perform in ongoing or future clinical trials as they have performed in prior studies. Furthermore, for some indications that we are pursuing, such as FECD caused by a nucleotide repeat expansion mutation in the TCF4 gene, there are no animal models of the human disease and therefore our ability to predict human disease outcomes may be reduced.

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

While we have conducted nonclinical studies of the prior DT-216 product candidate for the treatment of patients with FA, released initial clinical data from our Phase 1 SAD clinical trial in December 2022 and released initial results from the Phase 1 MAD clinical trial of the prior DT-216 product candidate in August 2023 with results showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, previously reported results from the Phase 1 SAD clinical trial showed that three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the Phase 1 MAD clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100 mg, 200 mg and 300 mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400 mg and 600 mg cohorts) in the Phase 1 SAD clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that a potentially improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the Phase 1 MAD clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, and the initial results from animal studies using a novel and proprietary excipient in DT-216P2, instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 to better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023. We have initiated a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes. Results from this Phase 1 SAD clinical trial will inform the design of a clinical trial in FA patients, anticipated to begin in mid-2025. We anticipate providing an update in 2026 on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

Additionally, the policies of the FDA and other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are unable to maintain regulatory compliance, we may be subject to enforcement action and our business, results of operations, and financial condition could be adversely affected.

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

We have concentrated our research and development efforts on product candidates using our GeneTAC® platform technologies, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our GeneTAC® platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our GeneTAC® platform technologies may not ever result in marketable products. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our clinical trials or commercializing any products on a timely or profitable basis, if at all. Further, because all of our product candidates and development programs are based on the same GeneTAC® platform technologies, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

The biotechnology and biopharmaceutical industries are also rapidly developing, and our competitors may introduce new technologies improving the treatments in the field of expansion repeat driven diseases and small molecules that render our GeneTAC® platform technologies obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates.

If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to continue our ongoing clinical trials or initiate or continue clinical trials planned in the future for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt ongoing or planned clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials or nonclinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in December 2022, we reported initial data from the Phase 1 SAD clinical trial for the prior DT-216 product candidate, the first clinical trial for one of our product candidates. Initial safety results from Cohorts 1-5 showed that DT-216 was generally well-tolerated after a single dose of the prior DT-216 product candidate, but three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the subsequent Phase 1 MAD clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100 mg, 200 mg and 300 mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400 mg and 600 mg cohorts) in the Phase 1 SAD clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration.

We have since shown that a potentially improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the Phase 1 MAD clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, the initial results from animal studies with DT-216P2 using a novel and proprietary excipient, instead of advancing the prior DT-216 product candidate with the current formulation through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 that we believe may better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023. We have initiated a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes. Results from this Phase 1 SAD clinical trial will inform the design of a clinical trial in FA patients, anticipated to begin in mid-2025. We anticipate providing an update in 2026 on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

In February 2023, the FDA approved omaveloxolone, a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older and omaveloxolone was commercially launched by Reata Pharmaceuticals in June 2023. Reata Pharmaceuticals was acquired by Biogen in September 2023. We are also aware of a number of companies with active clinical-stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, and (iv) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor. In addition, several companies have stated that they have gene therapy programs for FA including Astellas Pharma Inc, Capsida Biotherapeutics, Solid Biosciences, and Voyager Therapeutics.

We are aware of a number of companies with active clinical-stage FECD programs including (i) Aurion Biotech evaluating Vyznova, expanded donor cells for transplant, (ii) Emmecell evaluating donor cornea endothelial cells delivered through magnetic nanoparticles injected into the anterior chamber, (iii) Kowa Pharmaceutical evaluating Ripasudil, a Rho-kinase inhibitor, for use in conjunction with corneal surgery, (iv) Santen Pharmaceutical evaluating STN1010904 (licensed from ActualEyes Inc.), an mTOR inhibitor, and (v) Trefoil Therapeutics evaluating TTHX1114, an engineered FGF1 delivered via intracameral injection, for use in conjunction with corneal surgery.

We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) Arrowhead Pharmaceuticals evaluating an RNA interference (RNAi) conjugate, (iii) Arthex Biotech evaluating anti-miRNA oligonucleotides, (iv) Avidity Biosciences evaluating an antibody linked siRNA, (v) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (vi) EditForce evaluating an RNA editing technology, (vii) an AAV-based RNA degrading gene therapy by Enzerna Biosciences, (viii) small molecules interacting with RNA under evaluation by Expansion Therapeutics, (ix) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (x) Juvena Therapeutics evaluating JUV-161, a stem cell-secreted protein, (xi) Modalis Therapeutics evaluating MDL-202, a gene therapy candidate, (xii) PepGen evaluating a peptide conjugated antisense oligonucleotide, (xiii) Transition Bio evaluating condensate therapeutics, and (xiv) Vertex Pharmaceuticals evaluating a peptide conjugated oligonucleotide (licensed from Entrada Therapeutics).

We are aware of a number of companies with active clinical-stage HD programs including (i) Alnylam Pharmaceuticals evaluating an RNAi therapeutic, (ii) Annexon Biosciences evaluating a monoclonal antibody, (iii) AskBio evaluating AAV delivered cholesterol 24-hydroxylase gene, (iv) Hoffmann-La Roche AG evaluating Tominersen, an antisense oligonucleotide, (v) Prilenia Therapeutics evaluating a sigma-1 receptor agonist, (vi) PTC Therapeutics evaluating a splicing modifier, (vii) Skyhawk Therapeutics evaluating a splicing modifier, (viii) uniQure evaluating an AAV delivered miRNA, (ix) Vaccinex evaluating a monoclonal antibody, (x) VICO evaluating an antisense oligonucleotide, and (xi) Wave Life Sciences evaluating an antisense oligonucleotide.

We will also compete more generally with other companies developing alternative scientific and technological approaches to modulate individual genes, including other companies working to develop nuclease-based gene editing technologies, such as Beam Therapeutics, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences, Rocket Pharmaceuticals, Sangamo Biosciences and Verve Therapeutics.

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

We do not have the ability to conduct all aspects of our nonclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our nonclinical studies, our ongoing clinical trials and any future clinical trials of our product candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with Good Laboratory Practice (GLP) and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of nonclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our nonclinical studies and clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practice (cGMP) regulations. The failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

We do not have any manufacturing facilities. We rely on third parties for the manufacture of our product candidates for nonclinical and clinical testing. We will continue to rely on such third parties for commercial product manufacture, if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, as previously announced in May 2023, an unanticipated issue related to the vial stopper used by our vendor for manufacturing the prior DT-216 product candidate caused a short delay in product supply for the Phase 1 MAD clinical trial. In addition, we currently have only one supplier for one of the excipient components of DT-216P2. We may not be able to establish additional sources of supply for this excipient component of DT-216P2 or our other product candidates on a timely basis, or at all, or may be unable to do so on acceptable terms.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. For example, the House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act, which proposed prohibiting U.S. government contracts, grants, and loans to entities that use equipment and services from certain named Chinese biotech companies, and authorizes the U.S. government to name additional Chinese biotechnology companies of concern. The BIOSECURE Act did not become law in the 118th Congress. It is unclear whether the current Congress (the 119th Congress) will introduce the BIOSECURE Act or similar legislation in this congressional session and, if so, how the scope, prohibitions, or designated biotechnology companies of concern may differ from the version of the BIOSECURE Act passed by the House in the prior 118th Congress.

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

As product candidates progress through nonclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacture batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or nonclinical studies or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue. For instance, while DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA in the Phase 1 SAD clinical trial and the Phase 1 MAD clinical trial, injection site thrombophlebitis was observed in patients at lower dose levels in the Phase 1 MAD clinical trial. Instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, we decided to pursue development of a potentially improved formulation using a novel and proprietary excipient with DT-216P2 which has shown favorable injection site tolerability that we believe may better support the future clinical development and regulatory pathway for the drug substance, DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023. We have initiated a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes. Results from this Phase 1 SAD clinical trial will inform the design of a clinical trial in FA patients, anticipated to begin in mid-2025. We anticipate providing an update in 2026 on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

As of December 31, 2024, we had 54 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 122 full-time equivalents as of December 31, 2024. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2024, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $86.4 million and $11.1 million, respectively. U.S. federal NOL carryforwards totaling $0.1 million begin to expire in 2037, unless previously utilized. The U.S. federal and certain state NOL carryforwards of $86.3 million and $0.9 million, respectively, generated after 2017, may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. The remaining state NOL carryforwards totaling $10.2 million begin to expire in 2037, unless previously utilized. In addition, we have U.S. federal and state research and development (“R&D”) credit carryforwards totaling $9.0 million and $3.2 million, respectively. The U.S. federal R&D credit carryforwards will begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, R&D credits and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs, R&D credits and other applicable tax attributes carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows. We have completed a Section 382 study to assess whether an ownership change had occurred from our formation through December 31, 2021. Based upon the study, we determined that we experienced multiple ownership changes during 2020, causing the annual utilization of NOLs, R&D credits, and other applicable tax attributes generated before then to be limited. We do not believe any of the NOLs, R&D credits, and other applicable tax attributes generated through December 31, 2021 will expire solely as a result of the limitations caused by these ownership changes. We may have experienced additional ownership changes since December 31, 2021, and may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to further limitations, which could potentially result in increased future tax liability to us.

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been amendments to and executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (Inflation Reduction Act) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional healthcare reform measures of the current administration will impact the Affordable Care Act or our business.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Inflation Reduction Act, among other things, (i) directs the Department of Health and Human Services (HHS) to negotiate the price of certain drugs and biologics that have been on the market for at least 7 years covered under Medicare (the Medicare Drug Price Negotiation Program), and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first 10 drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected 15 additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our, or our third parties’, actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm and other adverse business impacts.

In the ordinary course of business, we and our collaborators and third-party providers may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, such as proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive information by us and on our behalf. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). In addition, we obtain health information from certain third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services to the extent we become subject to these laws in the future. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives, employees and other individuals who are California residents, and requires businesses subject to the CCPA to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely, should we become subject to them in the future.

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

Certain jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions have adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EU and UK to the United States in compliance with law, such as the EEA standard contractual clauses and the EU-U.S. Data Privacy Framework and UK extension thereto (which allows for transfers to relevant organizations based in the United States who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Our employees and personnel use generative artificial intelligence (AI) technologies to perform certain tasks at work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition to data privacy and security laws, we are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require customers to impose specific contractual restrictions on their service providers. We may publish privacy policies and other statements concerning data privacy, and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumer data privacy expectations) are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and has, in some instances, prompted changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could negatively impact our business operations and compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our product candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring our operations.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. Recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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
•
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
•
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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe existing or future third-party patents. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Additionally, generative AI resources that are publicly available also present a risk that a company may inadvertently obtain, incorporate or use a third party's intellectual property.

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

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a United States patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension (PTE) based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, apply prior to expiration of relevant patents or otherwise satisfy applicable requirements. Administrative changes at the USPTO or other applicable patent authorities, such as reduced hiring and/or funding, may result in delays in issuance of a patent or in accrual of PTE, thereby reducing the amount of PTE that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) may also lead to delays in review and analysis of requests for PTE, which could result in a PTE not being timely granted (e.g., before the expiration of the patent). If we are unable to obtain PTE or other patent term restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and nonclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations. We and our third-party CROs or other contractors or consultants, are subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing or harvesting, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business.

Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

We have outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our sensitive information. We share or receive sensitive information with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, which has occurred in the past, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Any of the previously identified or similar threats could cause a security incident or other interruption, and has in the past. For example, we frequently experience minor phishing attempts and may experience more significant phishing attempts in the future. A security incident or other interruption could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to data. A security incident or other interruption could disrupt our (and third parties upon whom we rely) ability to develop or provide our products or conduct clinical trials. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Additionally, certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data.

Applicable data privacy and security obligations as well as public company disclosure obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents or to take other actions, such as providing credit monitoring and identity protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with applicable requirements could lead to adverse impacts. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, which has occurred in the past, we may experience adverse consequences. These consequences may include the following: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may impact our ability to conduct clinical trials or bring any approved products to market, and negatively impact our ability to grow and operate our business. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

Other international and geo-political events could also have a serious adverse impact on our business, including the geopolitical tensions between the U.S. and China, the ongoing Russia/Ukraine conflict and the Israel-Hamas war. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions has affected and could further affect, potentially materially and adversely, global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our information technology systems or sensitive data, or those of our third-party CROs or other contractors or consultants, or third parties with whom we work, may fail or suffer security incidents, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates' development programs, compromise sensitive data related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.”

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

Item 2. Properties.

We lease approximately 12,370 square feet of laboratory and office space in Carlsbad, California, pursuant to a lease agreement, with a related party, that commenced in September 2021 and expires in August 2027. Additionally, we lease approximately 4,900 square feet of additional office space in the same building, pursuant to a lease amendment, with a related party, that commenced in June 2022 and expires in August 2027. We believe that these facilities will meet our current and near-term needs and that suitable additional space will be available as and when needed.

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

Holders of Common Stock

As of March 6, 2025, there were 56,762,678 shares of common stock issued and held by approximately 11 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021. As of December 31, 2024, we had used approximately $102.5 million of the net proceeds received from our initial public offering to support our operations.

Pending their use, the remaining net proceeds from our initial public offering are being held in cash, cash equivalents and investments securities, primarily in money market funds invested in U.S. government agency securities and U.S. treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering the research and development of GeneTAC® molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. Certain diseases caused by inherited nucleotide repeat expansion, such as Friedreich ataxia (FA) and fragile X syndrome, can result in reduced gene expression and deficiency of vital proteins; in other diseases, such as myotonic dystrophy type-1 (DM1), Fuchs endothelial corneal dystrophy (FECD), and Huntington's disease (HD), the nucleotide repeat expansions result in the generation of toxic gene products, often associated with pathological nuclear foci and broad splicing disruptions or the expression of mutant proteins that form toxic aggregates. Our GeneTAC® small molecules are designed to selectively target expanded genetic repeat sequences, modulate gene expression either by dialing up or down mRNA transcription, depending on the cause of the disease, and restore cellular health. As a platform, we believe that GeneTAC® molecules have broad potential applicability across currently unaddressed degenerative, monogenic nucleotide repeat expansion diseases affecting millions of individuals worldwide.

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTAC® molecules. At doses that were observed to be well tolerated in rodents and non-human primates (NHPs), FA GeneTAC® molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTAC® molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate, was cleared by the U.S. Food and Drug Administration (FDA) to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the Phase 1 single-ascending dose (SAD) clinical trial and in August 2023, we reported data from the Phase 1 multiple-ascending dose (MAD) clinical trial of the prior DT-216 product candidate. Both studies showed that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA. Data from the Phase 1 MAD clinical trial suggests more sustained exposure is likely needed to achieve a more durable increase in FXN expression, and we observed five cases of injection site thrombophlebitis in the Phase 1 MAD clinical trial. We then shifted focus to developing DT-216 with a potentially improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels after administration of DT-216P2 than was seen in studies with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple intravenous (IV) administrations of DT-216P2. We have initiated a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and subcutaneous (SC) injection and infusion routes. Results from this Phase 1 SAD clinical trial will inform the design of a clinical trial in FA patients, anticipated to begin in mid-2025. We anticipate providing an update in 2026 on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing.

In December 2022, we nominated our second GeneTAC® small molecule, DT-168, an eye drop for the treatment of FECD. When tested in vitro in FECD patient-derived corneal endothelial cells, our FECD GeneTAC® molecules led to robust reductions in the pathogenic nuclear RNA foci and corrected key mis-spliced transcripts to levels observed in control corneal endothelial cells from unaffected donors. DT-168 was well-tolerated and distribution of DT-168 was observed in and through the cornea in animal models after administration via eye drop. We believe these preclinical data support the potential of our novel GeneTAC® small molecules to correct the most common underlying genetic cause of FECD. We have completed dosing in a Phase 1 clinical trial in normal healthy volunteers to evaluate the safety of DT-168 and plan to provide results in the first half of 2025. In addition, DT-168 has been evaluated in chronic toxicity studies of up to nine months in duration. We are currently conducting an observational study in FECD to confirm disease characteristics and evaluate deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. We have achieved our enrollment goal for the observational study by recruiting and completing baseline assessments on approximately 250 FECD patients. Based on the baseline characteristics data, we have chosen approximately 100 patients for future follow-up visits. This will inform our clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success.

Our third program based on the GeneTAC® platform is focused on DM1. Our DM1 GeneTAC® molecules are specifically designed to reduce the formation of CUG repeat hairpin structures that trap splicing factors and form pathogenic nuclear foci that cause DM1. Blocking the formation of CUG foci has demonstrated phenotypic benefit in DM1 patients. We plan to continue evaluating the properties of our DM1 GeneTAC® molecules in preclinical studies in order to nominate a development candidate in 2025.

Our fourth program based on the GeneTAC® platform is focused on HD. We are currently conducting preclinical studies on promising HD GeneTAC® candidate molecules. We have observed reduced mutant huntingtin (mtHTT) mRNA and protein and preservation of wild type huntingtin (wtHTT) in HD patient cells after treatment with our HD GeneTAC® candidate molecules. In in vivo studies in zQ175DN mice, an animal model of HD, we observed a reduction of over 50% in mtHTT mRNA and protein in the brain striatum after eight weeks of systemic administration of our HD GeneTAC® candidate molecules. In the same study, wtHTT mRNA and protein levels were shown to be preserved after treatment with our HD GeneTAC® candidate molecules. We plan to continue to evaluate these HD candidate molecules in nonclinical studies. The final development candidate will be based on the molecules that perform favorably in relevant studies.

We have continued to make significant progress in advancing our GeneTAC® portfolio in preclinical studies to address other diseases and intend to declare additional product candidates as they progress towards the clinic.

We believe the structure and mechanism of action of our GeneTAC® molecules may offer the disease-modifying potential of genomic therapeutics, while also offering broad tissue biodistribution, resolution of aberrant gene expression preserving endogenous regulatory control elements, and leveraging established manufacturing, regulatory, and distribution frameworks for small molecules.

To date, we have incurred net losses and negative cash flows from operations since our inception and as of December 31, 2024, had an accumulated deficit of $227.2 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

We have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant revenue and the issuance of convertible notes and debt. In March 2021, we completed our initial public offering in which we sold 13,800,000 shares of our common stock at $20.00 per share and received net proceeds, after underwriting discount and offering costs, of $254.3 million. In January 2021, we issued 19,083,979 shares of Series B convertible preferred stock at $6.55 per share for net proceeds of approximately $124.7 million. Our cash, cash equivalents and investment securities balance as of December 31, 2024, was $245.5 million.

Components of Our Results of Operations

Research and Development Expenses

To date, our research and development expenses have consisted primarily of direct and indirect costs incurred in connection with the clinical development, nonclinical development and manufacturing of our product candidates and our discovery efforts. Research and development expenses are recognized as incurred.

Direct costs include:

•
external research and development expenses incurred under agreements with contract research organizations, consultants and other vendors that conduct our clinical, nonclinical and discovery activities;
•
expenses related to manufacturing our product candidates for clinical and nonclinical studies;
•
laboratory supplies; and
•
license fees.

Indirect costs include:

•
personnel-related expenses, consisting of employee salaries, payroll taxes, bonuses, benefits and stock-based compensation charges for those individuals involved in research and development efforts; and
•
facilities expenses which include allocated expenses for rent, depreciation and other overhead expenses, costs for general laboratory consumables and other indirect expenses.

A significant portion of our research and development expenses have been direct costs, which we track by stage of development, nonclinical or clinical. However, we do not track our internal research and development expenses on a program specific basis, because these costs are deployed across multiple projects and, as such, are not separately classified.

We expect that our research and development expenses will increase for the foreseeable future as we continue the development of our FA, FECD, DM1 and HD programs and our other discovery programs, in particular as we advance our product candidates into and through clinical development. As of the date of this Annual Report on Form 10-K, we cannot reasonably determine with certainty the timing of initiation of future clinical trials, or the duration or completion costs of our current or future nonclinical studies and clinical programs, for our product candidates due to the inherently unpredictable nature of nonclinical and clinical development. Nonclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future nonclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our future research and development expenses may vary significantly based on a wide variety of factors such as:

•
the number and scope, rate of progress, expense and results of our discovery, nonclinical and clinical development activities;
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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our operating expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$44,350	$57,063	$(12,713)
General and administrative	18,033	21,127	(3,094)
Total operating expenses	$62,383	$78,190	$(15,807)

Research and Development Expenses. The decrease in direct research and development expenses in 2024 compared to 2023 was primarily due to completion of clinical activities for our FA program in 2023. Expenses associated with our early-stage programs, that are not allocated on a program-by-program basis, decreased due to the breakout of the FECD program, which moved into clinical development. The decrease in indirect research and development expenses compared to 2023 was primarily due to lower headcount, resulting in a $1.7 million decrease in personnel-related costs inclusive of stock-based compensation, a $1.2 million decrease in laboratory and related supplies, a $2.2 million decrease in indirect research that benefits multiple early-stage programs and a $0.2 million decrease in other expenses.

The following table summarizes our research and development expenses by direct and indirect costs for the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
FA	$8,559	$16,159	$(7,600)
FECD	5,271	—	5,271
Other direct	10,849	15,889	(5,040)
Indirect	19,671	25,015	(5,344)
Total research and development expense	$44,350	$57,063	$(12,713)

General and Administrative Expenses. The decrease in general and administrative expenses in 2024 compared to 2023 was primarily due to lower headcount, resulting in a $2.3 million decrease in personnel-related costs inclusive of stock-based compensation, a $0.6 million decrease in professional services and a $0.2 million decrease in other expenses.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since our inception, we have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant income and the issuance of convertible notes and notes payable. As of December 31, 2024, we had $245.5 million of combined cash and cash equivalents and investment securities, a decrease of $36.3 million from the $281.8 million of cash and cash equivalents and investment securities at December 31, 2023. The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(43,105)	$(58,560)
Investing activities	43,955	52,536
Financing activities	513	724
Net increase (decrease) in cash and cash equivalents	$1,363	$(5,300)

Operating Activities. The decrease in our net cash used in operating activities was primarily due to the $17.3 million decrease in net loss, partially offset by an increase in net working capital for the year ended December 31, 2024 compared to the same period of the prior year. The lower net loss incurred during the 2024 period was primarily due to decreased expenses related to our FA program and lower personnel-related costs.

Investing Activities. The decrease in net cash provided by investing activities was primarily due to a net decrease in cash provided from the maturities and purchases of our investment securities during the year ended December 31, 2024 compared to the year ended December 31, 2023. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities for each of the years ended December 31, 2024 and 2023 was comprised of proceeds received from the issuance of common stock through our employee stock purchase plan and from employee stock option exercises.

Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (2022 Shelf Registration Statement), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an "at-the-market” sales agreement (ATM Program). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of December 31, 2024, the Company has not sold any shares of its common stock under the ATM Program.

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

Until such time, if ever, as we can generate substantial revenues from product sales to support our cost structure, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts (such as the geopolitical tensions between the U.S. and China, the ongoing Russia/Ukraine conflict and the Israel-Hamas war), inflation, tariffs, bank failures, global supply chain and labor shortage challenges, and the effects of a health epidemic or pandemic. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

For the year ended December 31, 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an IND in the U.S. and will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $100,000 per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through December 31, 2024.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for each of the years ended December 31, 2024 and 2023.

We may terminate the License Agreement with 90 days written notice or for certain breaches of the agreement. WARF may terminate the License Agreement with 90 days written notice if first commercial sale does not occur before December 31, 2031. Unless terminated earlier by the parties, the term of the License Agreement will continue until the last licensed patent expires in all countries.

In May 2024, we entered into a license agreement pursuant to which we received exclusive, worldwide, royalty-bearing, sublicensable rights to certain patents and technology to be used in the development and commercialization of certain products. We paid $0.2 million in license fees during the year ended December 31, 2024, which was expensed to research and development as there is no alternative future use for the license.

We may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through December 31, 2024.

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

Recent Accounting Pronouncements

See Part II, Item 8, “Notes to Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Design Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Design Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 10, 2025

Design Therapeutics, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$22,563	$21,200
Investment securities	222,914	260,598
Prepaid expenses and other current assets	2,563	2,786
Total current assets	248,040	284,584
Property and equipment, net	1,410	1,691
Right-of-use asset, related party	2,216	2,938
Other assets	427	430
Total assets	$252,093	$289,643
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,186	$1,940
Accrued expenses and other current liabilities (including related party amounts of $800 and $716, respectively)	6,276	7,682
Total current liabilities	8,462	9,622
Operating lease liability, net, related party	1,534	2,334
Total liabilities	9,996	11,956
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.0001 par value; 200,000,000 shares authorized, 56,754,341 and 56,473,598 shares issued and outstanding at December 31, 2024 and 2023, respectively	6	6
Additional paid-in capital	468,830	455,245
Accumulated deficit	(227,214)	(177,626)
Accumulated other comprehensive income	475	62
Total stockholders' equity	242,097	277,687
Total liabilities and stockholders' equity	$252,093	$289,643

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development (including related party amounts of $891 and $991, respectively)	$44,350	$57,063
General and administrative (including related party amounts of $537 and $538, respectively)	18,033	21,127
Total operating expenses	62,383	78,190
Loss from operations	(62,383)	(78,190)
Interest income	12,795	11,328
Net loss	$(49,588)	$(66,862)

Net loss per share, basic and diluted	$(0.88)	$(1.19)
Weighted-average shares of common stock outstanding, basic and diluted	56,587,142	55,984,670

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Net loss	$(49,588)	$(66,862)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	413	3,418
Comprehensive loss	$(49,175)	$(63,444)

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	55,895,596	$6	$441,424	$(3,356)	$(110,764)	$327,310
Exercises of stock options and vesting of restricted stock	492,116	—	428	—	—	428
Issuance of common stock under employee stock purchase plan	85,886	—	305	—	—	305
Stock-based compensation	—	—	13,088	—	—	13,088
Unrealized gain on investments	—	—	—	3,418	—	3,418
Net loss	—	—	—	—	(66,862)	(66,862)
Balance at December 31, 2023	56,473,598	$6	$455,245	$62	$(177,626)	$277,687
Exercises of stock options	37,133	—	36	—	—	36
Issuance of common stock under employee stock purchase plan	243,610	—	477	—	—	477
Stock-based compensation	—	—	13,072	—	—	13,072
Unrealized gain on investments	—	—	—	413	—	413
Net loss	—	—	—	—	(49,588)	(49,588)
Balance at December 31, 2024	56,754,341	$6	$468,830	$475	$(227,214)	$242,097

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(49,588)	$(66,862)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	596	537
Stock-based compensation	13,072	13,088
Amortization of premiums on investment securities, net	(6,198)	(6,084)
Non-cash lease expense	6	33
Change in operating assets and liabilities:
Prepaid expense and other assets	226	1,974
Accounts payable and other liabilities	(1,219)	(1,246)
Net cash used in operating activities	(43,105)	(58,560)
Cash flows from investing activities
Purchases of investment securities	(230,175)	(224,703)
Proceeds from maturities of investment securities	274,470	277,495
Purchases of property and equipment	(340)	(256)
Net cash provided by investing activities	43,955	52,536
Cash flows from financing activities
Proceeds from the exercise of stock options	36	419
Issuance of common stock through employee stock purchase plan	477	305
Net cash provided by financing activities	513	724
Net decrease in cash and cash equivalents	1,363	(5,300)
Cash and cash equivalents at beginning of period	21,200	26,500
Cash and cash equivalents at end of period	$22,563	$21,200
Supplemental disclosures
Purchases of property and equipment included in accrued expenses	$—	$25

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Notes to Financial Statements

1. Organization

Design Therapeutics, Inc. (the “Company”) was incorporated in Delaware in December 2017 and is based in Carlsbad, California. The Company is a clinical-stage biopharmaceutical company pioneering the research and development of GeneTAC® molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. The Company’s lead product candidate is in Friedreich ataxia (“FA”), its second product candidate is in Fuchs endothelial corneal dystrophy (“FECD”), and it is also advancing GeneTAC® programs to address other diseases.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $227.2 million as of December 31, 2024. The Company had cash, cash equivalents and investment securities of $245.5 million as of December 31, 2024, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development, and clinical development activities as well as the commercialization of the Company’s products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company’s currently available cash and cash equivalents as of December 31, 2024 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and anticipated actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company operates in one operating and reportable segment, Design Therapeutics, Inc., which is focused on utilizing the Company’s proprietary GeneTAC® platform to design and develop therapeutic candidates for inherited diseases driven by nucleotide repeat expansion.

The Company’s CODM is its Chief Executive Officer. The CODM manages the Company's operations as one segment for the purposes of assessing performance and making operating decisions. The Company’s management of segment profit or loss and assets are evaluated at the consolidated level, and it manages its research activities on a consolidated basis.

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

An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses for the years ended December 31, 2024 and 2023.

Leases

Leases consist of an operating lease the Company has related to its facility. At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term. The expected lease term includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. For those leases where the implicit rate is not provided, the Company calculates the present value of lease payments using an incremental borrowing rate. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use (“ROU”) lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company accounts for lease and non-lease components as a single lease component. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term leases, the Company records the rent expense on a straight-line basis and ROU asset and lease obligations are not recognized.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting: Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU also requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under the ASU. Annual disclosures are required for fiscal years beginning after December 15, 2023 and for interim disclosures within fiscal years beginning after December 15, 2024. Retrospective application is required. The Company adopted the standard for the year ended December 31, 2024. The impact of the adoption of the amendments in this update was not material to the Company’s financial position and results of operations, as the requirements impact only segment reporting disclosures in the Company's notes to financial statements.

In December 2023, the FASB issued ASU 2023-09, ASC Topic 740, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on its financial statement disclosures.

In November 2024, the FASB issued Accounting Standard Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of expenses. The amendments require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific expense categories. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of stock options outstanding under the Company’s equity incentive plans and employee stock purchase rights under the Company’s ESPP, as applicable. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	December 31, 2024	December 31, 2023
Stock options	10,328,177	8,561,753
Employee stock purchase plan	70,492	19,907
Total	10,398,669	8,581,660

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

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at December 31, 2024 and 2023 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2024:
Assets:
Money market funds(1)	$20,800	$20,800	$—	$—
Certificates of deposit	2,898	2,898	—	—
U.S. Treasury securities	197,528	197,528	—	—
U.S. Government agency securities	22,488	—	22,488	—
Total	$243,714	$221,226	$22,488	$—
As of December 31, 2023:
Assets:
Money market funds(1)	$19,619	$19,619	$—	$—
Certificates of deposit	14,336	14,336	—	—
U.S. Treasury securities	221,304	221,304	—	—
U.S. Government agency securities	24,958	—	24,958	—
Total	$280,217	$255,259	$24,958	$—

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

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment securities consisted of the following at December 31, 2024 and 2023 (in thousands):

		As of December 31, 2024
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$2,884	$14	$—	$—	$2,898
U.S. Treasury securities	Within 1 year	172,178	391	—	—	172,569
U.S. Government agency securities	Within 1 year	7,500	—	(7)	—	7,493
U.S. Treasury securities	Greater than 1 year	24,878	83	(2)	—	24,959
U.S. Government agency securities	Greater than 1 year	14,999	1	(5)	—	14,995
Total		$222,439	$489	$(14)	$—	$222,914

		As of December 31, 2023
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$10,488	$2	$(23)	$—	$10,467
U.S. Treasury securities	Within 1 year	162,746	70	(349)	—	162,467
U.S. Government agency securities	Within 1 year	12,499	—	(29)	—	12,470
Certificates of deposits	1 year to 2 years	3,862	12	(5)	—	3,869
U.S. Treasury securities	1 year to 2 years	58,441	412	(16)	—	58,837
U.S. Government agency securities	1 year to 2 years	12,500	2	(14)	—	12,488
Total		$260,536	$498	$(436)	$—	$260,598

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

There were 12 and 71 securities in an unrealized loss position at December 31, 2024 and 2023, respectively. The Company determined that unrealized losses on its available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of December 31, 2024 or 2023.

The following tables present available-for-sale investments that were in an unrealized loss position as of December 31, 2024 and 2023, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$—	$—	$490	$—	$490	$—
U.S. Treasury securities	7,514	(2)	—	—	7,514	(2)
U.S. Government agency securities	19,987	(12)	—	—	19,987	(12)
Total	$27,501	$(14)	$490	$—	$27,991	$(14)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$8,514	$(14)	$1,456	$(14)	$9,970	$(28)
U.S. Treasury securities	44,346	(102)	51,979	(263)	96,325	(365)
U.S. Government agency securities	12,484	(16)	7,473	(27)	19,957	(43)
Total	$65,344	$(132)	$60,908	$(304)	$126,252	$(436)

As of December 31, 2024, the Company held 12 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation (“FDIC”) insured limit. Accrued interest receivable on available-for-sale investment securities, included in “Prepaid expenses and other current assets” on the Company’s balance sheets, was $1.3 million and $1.4 million at December 31, 2024 and 2023, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses	$1,300	$1,354
Interest receivable	1,263	1,432
Total	$2,563	$2,786

Property and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Laboratory equipment	$2,291	$1,976
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	151	151
	3,065	2,750
Less accumulated depreciation	(1,655)	(1,059)
Total	$1,410	$1,691

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued personnel costs	$3,576	$4,034
Accrued research and development costs	1,220	2,350
Current portion of operating lease liability, related party	800	716
Accrued other	680	582
Total	$6,276	$7,682

7. Leases

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent office space (the “Lease”). Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the ROU asset or lease liability. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the “Lease Amendment”) to its Lease with Crossing Holdings, LLC to rent additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment will coincide with the term of the Lease and end in 2027. As of December 31, 2024, the weighed-average remaining lease term for the Company's leases was 2.7 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities, related party as of December 31, 2024 are as follows (in thousands):

2025	$945
2026	973
2027	663
Total future minimum lease payments	2,581
Less: Present value adjustment	(247)
Operating lease liabilities, related party	$2,334

Rent expense was $0.9 million for each of the years ended December 31, 2024 and 2023.

8. Stockholders’ Deficit

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an "at-the-market” sales agreement ( the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of December 31, 2024, the Company has not sold any shares of its common stock under the ATM Program.

9. Stock-Based Compensation

Equity Incentive Award Plans

In March 2021, the Company adopted the 2021 Plan. Upon adoption of the 2021 Plan, the Company restricted future grants from its 2018 Plan.

Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of December 31, 2024, the Company had 6,122,854 shares available for grant under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year through January 1, 2031 in an amount equal to 5% of the total number of shares outstanding of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. Effective January 1, 2025, the number of shares available for future issuance was increased by 2,837,717 shares so that the total available for future issuance as of January 1, 2025 was 8,960,571 shares.

In August 2023, the Company granted two stock options, each to purchase up to 525,000 shares of the Company's common stock, which contain both time-based and performance-based conditions. The options have a weighted average grant date fair value of $1.64 per share. Stock-based compensation expense for awards with performance conditions is recognized straight-line over the expected performance period when the achievement of such performance conditions is determined to be probable. The Company assessed the probability of achieving the performance-based conditions and recorded approximately $0.2 million and $0.1 million in general and administrative stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively.

A summary of the Company's stock option activity for the periods presented was as follows (in thousands, except year, share and per share data):

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Options and	Average	Contractual	Aggregate
	Awards	Exercise	Term	Intrinsic
	Outstanding	Price	(Years)	Value
Outstanding at December 31, 2023	8,561,753	$8.67	8.46	$1,115,560
Granted	2,818,450	$2.81
Exercised	(37,133)	$0.95
Canceled/Expired	(1,014,893)	$10.13
Outstanding at December 31, 2024	10,328,177	$6.96	7.86	$19,649,110
Vested and expected to vest at December 31, 2024	9,678,177	$7.26	7.80	$17,254,360
Exercisable at December 31, 2024	4,332,597	$9.76	6.88	$4,958,068

The weighted-average grant date fair value per share of options granted was $2.11 and $3.45 for the years ended December 31, 2024 and 2023, respectively. The aggregate intrinsic value of options exercised was $0.1 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, and the cash received from options exercised was $36,000 and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants for the periods presented were as follows:

	Year Ended December 31,
	2024	2023
Expected term (years)	6.11	6.10
Expected volatility	87.0%	70.0%
Risk-free interest rate	3.93%	3.87%
Expected dividend yield	0.0%	0.0%

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

2021 Employee Stock Purchase Plan

In March 2021, the Company adopted the ESPP. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase.

As of December 31, 2024, the Company had issued 376,386 shares of the Company's common stock under the ESPP and had 1,904,599 shares available for future issuance. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2031 in an amount equal to the lesser of (i) 1% of the total number of shares outstanding of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Effective January 1, 2025, the number of shares available for issuance was increased by 567,543 shares so that the total available for future issuance as of January 1, 2025 was 2,472,142 shares.

In determining the grant date fair value of shares to be issued under the ESPP, the Company uses the Black-Scholes option pricing model. The Black-Scholes inputs are determined in the same manner as for stock option awards. The weighted average inputs used for the ESPP for the year ended December 31, 2024, were as follows:

	Year Ended December 31,
	2024	2023
Expected term (years)	1.39	1.51
Expected volatility	88.9%	85.4%
Risk-free interest rate	4.82%	4.44%
Expected dividend yield	0.0%	0.0%

Stock-based compensation expense for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$6,575	$6,152
General and administrative	6,497	6,936
Total	$13,072	$13,088

As of December 31, 2024, unrecognized compensation expense related to unvested stock option awards was $17.1 million, which is expected to be recognized in expense over a weighted-average period of 1.3 years. As of December 31, 2024, unrecognized compensation expense related to ESPP rights was $0.5 million, which is expected to be recognized over a remaining period of 1.9 years.

10. Income Taxes

The Company is subject to taxation in the United States and various state jurisdictions. All of the Company’s tax years are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s policy is to recognize interest and penalties related to income tax matters as tax expense. The Company had no accrued interest or penalties related to income tax matters on its balance sheets at December 31, 2024 or 2023, and has not recognized interest or penalties in its statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively. Further, the Company is not currently under examination by any federal, state or local tax authority.

At December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of $86.4 million and $11.1 million, respectively. Federal NOL carryforwards totaling $0.1 million begin to expire in 2037, unless previously utilized. The federal and certain state NOL carryforwards of $86.3 million and $0.9 million, respectively, generated after 2017, may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. The remaining state NOL carryforwards totaling $10.2 million begin to expire in 2037, unless previously utilized. In addition, the Company has federal and state research and development (“R&D”) credit carryforwards totaling $9.0 million and $3.2 million, respectively. The federal R&D credit carryforwards will begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire.

Utilization of the Company’s NOL and R&D credit carryforwards may be subject to substantial annual limitations in the event a cumulative ownership change has occurred, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction, or series of transactions over a three-year period, resulting in an ownership change of more than 50% of the outstanding common stock of a company by certain stockholders or public groups. Such an ownership change may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a study to assess whether an ownership change had occurred from the Company's formation through December 31, 2021. Based upon the study, the Company determined that it had experienced multiple ownership changes during 2020, causing the annual utilization of the NOL and credit carryforwards to be limited. The Company does not believe any of the NOL and credit carryforwards generated through December 31, 2021 would expire solely as a result of annual limitations on the utilization of those attributes. If ownership changes occurred after December 31, 2021 or occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

Significant components of the Company's net deferred tax assets at December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$18,885	$15,074
Capitalized research costs	20,545	16,635
Research and development credits	9,352	6,996
Lease liability	492	641
Stock-based compensation	3,908	3,255
Other	797	810
Total gross deferred tax assets	53,979	43,411
Valuation allowance	(53,143)	(42,436)
Total deferred tax assets	836	975
Deferred tax liabilities:
Right of use asset	(467)	(618)
Other	(369)	(357)
Total deferred tax liabilities	(836)	(975)
Net deferred tax assets	$—	$—

A reconciliation of the Company's income tax expense (benefit) to the amount computed by applying the federal statutory income tax rate for the periods presented were as follows (in thousands):

	December 31, 2024	December 31, 2023
Expected tax benefit at federal statutory rate	$(10,413)	$(14,042)
State income taxes, net of federal benefit	(34)	(37)
Research and development credits	(2,354)	(3,722)
Stock-based compensation	1,310	906
162(m) officer's compensation	799	383
Other	(102)	132
Change in valuation allowance	10,794	16,380
Provision for income taxes	$—	$—

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

The following table summarizes the changes to the Company's unrecognized tax benefits for the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of period	$1,799	$929
Increase (decrease) related to prior year tax positions	(3)	87
Increase to current year tax positions	493	783
Decreases due to settlements	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—
Balance at end of period	$2,289	$1,799

11. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of December 31, 2024 or December 31, 2023.

12. License Agreements

In May 2024, the Company entered into a license agreement pursuant to which it received exclusive, worldwide, royalty-bearing, sublicensable rights to certain patents and technology to be used in the development and commercialization of certain products. The Company paid $0.2 million in license fees during the year ended December 31, 2024, which was expensed to research and development as there is no alternative future use for the license.

The Company may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through December 31, 2024.

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

In 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an Investigational New Drug Application (“IND”) in the U.S. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through December 31, 2024.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the years ended December 31, 2024 and 2023.

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

Rent, and related operating expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$848	$845
General and administrative	297	298
Total expenses	$1,145	$1,143

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative	$240	$240
Total expenses	$240	$240

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D., a co-founder, to provide consulting services and advise on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performed these services for a monthly fee of $15,000. In November 2023, the Company further amended the Research Consulting Agreement, discontinued the monthly fee effective October 1, 2023 and granted Dr. Ansari an option to purchase 100,000 shares of the Company's common stock. The option has a grant date fair value of $1.72 per share and is being expensed to research and development over a four-year vesting period. The Company recorded approximately $43,000 and $11,000 in related stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$43	$146
Total expenses	$43	$146

14. Segment Information

The Company manages the business activities at the consolidated level and operates in one operating and reportable segment.

The Company’s CODM is its chief executive officer. The CODM primarily utilizes long-range financial projections and cash runway in order to allocate resources and to assess performance. As of December 31, 2024, the Company has no revenue and all the Company’s long-lived assets were located within the United States.

	Twelve months ended December 31,
	2024	2023
Interest income	$12,795	$11,328
Less:
Direct program expense	24,679	32,048
Personnel expense	15,323	19,343
Stock-based compensation expense	13,072	13,088
Other segment items (a)	9,309	13,711
Segment net loss	$(49,588)	$(66,862)
Adjustments for reconciling items
Consolidated Net loss	$(49,588)	$(66,862)

(a) Other segment items included in Segment net loss includes professional services, consulting and other outside services expenses, depreciation expense, insurance, facilities, and other overhead items.

15. Employee Benefit Plans

The Company maintains a retirement plan, which is qualified under section 401(k) of the Code. The plan allows eligible employees to defer, at the employee's discretion, pretax compensation up to the IRS annual limits. The Company elected to make matching contributions of $0.4 million and $0.5 million to the plan for the years ended December 31, 2024 and 2023, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed by, or under the supervision of, our Chief Executive Officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed Election of Directors, Executive Officers and Information Regarding the Board of Directors and Corporate Governance contained in the Proxy Statement for our 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2025 (the “Proxy Statement”).

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be set forth in the sections headed Transactions with Related Persons and Indemnification and Information Regarding the Board of Directors and Corporate Governance contained in the Proxy Statement and is incorporated herein by reference.

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

4.3	Description of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024).
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

10.7*

Non-Employee Director Compensation Policy of the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024).

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

10.10*

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

10.13*

Third Amendment to Consulting Agreement, by and between the Registrant and Aseem Z. Ansari, Ph.D., dated November 9, 2023 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024).

10.14*

Consulting Agreement by and between the Registrant and Rodney Lappe, Ph.D., dated November 22, 2023. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024).

19.1	Insider Trading Policy of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page hereto).
31.1

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Incentive Compensation Recoupment Policy of the Registrant (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024).

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

Design Therapeutics, Inc.

Date: March 10, 2025	By:	/s/ Pratik Shah, Ph.D.
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

Name	Title	Date

/s/ Pratik Shah, Ph.D.	President, Chief Executive Officer and Chairperson (Principal Executive and Financial Officer)	March 10, 2025
Pratik Shah, Ph.D.

/s/ Julie Burgess	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2025
Julie Burgess

/s/ Simeon George, M.D.	Director	March 10, 2025
Simeon George, M.D.

/s/ Rodney Lappe, Ph.D.	Director	March 10, 2025
Rodney Lappe, Ph.D.

/s/ John Schmid	Director	March 10, 2025
John Schmid

/s/ Arsani William, M.D.	Director	March 10, 2025
Arsani William, M.D.

/s/ Heather Berger, Ph.D.	Director	March 10, 2025
Heather Berger, Ph.D.

/s/ Deepa Prasad	Director	March 10, 2025
Deepa Prasad