Form 10-Q
period 2025-03-31
Design Therapeutics, Inc.
filed 2025-05-07
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of May 2, 2025, was 56,768,678.

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
•
International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and growth prospects.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,667	$22,563
Investment securities	216,007	222,914
Prepaid expenses and other current assets	3,970	2,563
Total current assets	233,644	248,040
Property and equipment, net	1,377	1,410
Right-of-use asset, related party	2,027	2,216
Other assets	427	427
Total assets	$237,475	$252,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,180	$2,186
Accrued expenses and other current liabilities (including related party amounts of $821 and $800, respectively)	5,056	6,276
Total current liabilities	8,236	8,462
Operating lease liability, net, related party	1,320	1,534
Total liabilities	9,556	9,996
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 56,768,678 and 56,754,341 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	472,392	468,830
Accumulated deficit	(244,929)	(227,214)
Accumulated other comprehensive income	450	475
Total stockholders’ equity	227,919	242,097
Total liabilities and stockholders’ equity	$237,475	$252,093

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development (including related party amounts of $228 and $224, respectively)	$15,377	$9,801
General and administrative (including related party amounts of $134 and $135, respectively)	5,041	4,599
Total operating expenses	20,418	14,400
Loss from operations	(20,418)	(14,400)
Interest income	2,703	3,295
Net loss	$(17,715)	$(11,105)

Net loss per share, basic and diluted	$(0.31)	$(0.20)
Weighted-average shares of common stock outstanding, basic and diluted	56,757,827	56,488,527

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(17,715)	$(11,105)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(25)	(229)
Comprehensive loss	$(17,740)	$(11,334)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	56,754,341	$6	$468,830	$475	$(227,214)	$242,097
Exercises of stock options	14,337	—	23	—	—	23
Stock-based compensation	—	—	3,539	—	—	3,539
Unrealized loss on investments	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(17,715)	(17,715)
Balance at March 31, 2025	56,768,678	$6	$472,392	$450	$(244,929)	$227,919

Balance at December 31, 2023	56,473,598	$6	$455,245	$62	$(177,626)	$277,687
Exercises of stock options	20,673	—	20	—	—	20
Stock-based compensation	—	—	3,184	—	—	3,184
Unrealized loss on investments	—	—	—	(229)	—	(229)
Net loss	—	—	—	—	(11,105)	(11,105)
Balance at March 31, 2024	56,494,271	$6	$458,449	$(167)	$(188,731)	$269,557

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(17,715)	$(11,105)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	159	143
Stock-based compensation	3,539	3,184
Amortization of premiums on investment securities, net	(1,060)	(1,731)
Non-cash lease expense	(4)	4
Change in operating assets and liabilities:
Prepaid expense and other assets	(1,407)	(411)
Accounts payable and other liabilities	(301)	(2,523)
Net cash used in operating activities	(16,789)	(12,439)
Cash flows from investing activities
Purchases of investment securities	(86,548)	(45,659)
Proceeds from maturities of investment securities	94,490	66,470
Purchases of property and equipment	(72)	(195)
Net cash provided by investing activities	7,870	20,616
Cash flows from financing activities
Proceeds from the exercise of stock options	23	20
Net cash provided by financing activities	23	20
Net (decrease) increase in cash and cash equivalents	(8,896)	8,197
Cash and cash equivalents at beginning of period	22,563	21,200
Cash and cash equivalents at end of period	$13,667	$29,397
Supplemental disclosures
Purchases of property and equipment included in accounts payable and accrued expenses	$54	$—

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $244.9 million as of March 31, 2025. The Company had cash, cash equivalents and investment securities of $229.7 million as of March 31, 2025, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash, cash equivalents and investment securities as of March 31, 2025 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

3. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of stock options outstanding under the Company’s equity incentive plans and employee stock purchase rights under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”), as applicable. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	March 31, 2025	December 31, 2024
Stock options	13,459,116	10,328,177
Employee stock purchase plan	203,335	70,492
Total	13,662,451	10,398,669

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2025:
Assets:
Money market funds(1)	$12,426	$12,426	$—	$—
Certificates of deposit	2,402	2,402	—	—
U.S. Treasury securities	191,112	191,112	—	—
U.S. Government agency securities	22,493	—	22,493	—
Total	$228,433	$205,940	$22,493	$—
As of December 31, 2024:
Assets:
Money market funds(1)	$20,800	$20,800	$—	$—
Certificates of deposit	2,898	2,898	—	—
U.S. Treasury securities	197,528	197,528	—	—
U.S. Government agency securities	22,488	—	22,488	—
Total	$243,714	$221,226	$22,488	$—

(1)
Included in cash and cash equivalents on the accompanying balance sheets.

Interest bearing money market accounts and certificates of deposit are valued at amortized cost, which approximates fair value. The carrying value of the Company’s cash, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of those instruments. The Company’s investment securities, which may include money market accounts, money market funds, certificates of deposits, U.S. Treasury securities, and high quality, marketable debt instruments of corporations and government sponsored enterprises, are measured at fair value in accordance with the fair value hierarchy. The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data and include our investments in marketable debt instruments of government sponsored enterprises. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis and no transfers between levels have occurred during the periods presented.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment securities consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

		As of March 31, 2025
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$2,394	$8	$—	$—	$2,402
U.S. Treasury securities	Within 1 year	148,399	270	(5)	—	148,664
U.S. Treasury securities	Greater than 1 year	42,264	184	—	—	42,448
U.S. Government agency securities	Greater than 1 year	22,500	3	(10)	—	22,493
Total		$215,557	$465	$(15)	$—	$216,007

		As of December 31, 2024
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$2,884	$14	$—	$—	$2,898
U.S. Treasury securities	Within 1 year	172,178	391	—	—	172,569
U.S. Government agency securities	Within 1 year	7,500	—	(7)	—	7,493
U.S. Treasury securities	Greater than 1 year	24,878	83	(2)	—	24,959
U.S. Government agency securities	Greater than 1 year	14,999	1	(5)	—	14,995
Total		$222,439	$489	$(14)	$—	$222,914

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

There were 24 and 12 securities in an unrealized loss position at March 31, 2025 and December 31, 2024, respectively. The Company determined that unrealized losses on its available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of March 31, 2025 or December 31, 2024.

The following tables present available-for-sale investments that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of March 31, 2025
	Less than 12 Months		12 Months or Greater	Total
	Estimated		Estimated	Estimated
	Fair		Fair	Fair
	Market	Unrealized	Market	Market	Unrealized
	Value	Losses	Value	Value	Losses
U.S. Treasury securities	$42,028	$(5)	$—	$42,028	$(5)
U.S. Government agency securities	17,490	(10)	—	17,490	(10)
Total	$59,518	$(15)	$—	$59,518	$(15)

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater	Total
	Estimated		Estimated	Estimated
	Fair		Fair	Fair
	Market	Unrealized	Market	Market	Unrealized
	Value	Losses	Value	Value	Losses
Certificates of deposits	$—	$—	$490	$490	$—
U.S. Treasury securities	7,514	(2)	—	7,514	(2)
U.S. Government agency securities	19,987	(12)	—	19,987	(12)
Total	$27,501	$(14)	$490	$27,991	$(14)

As of March 31, 2025, the Company held 10 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaid expenses and other current assets on the Company’s balance sheets, was $1.4 million and $1.3 million at March 31, 2025 and December 31, 2024, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$2,565	$1,300
Interest receivable	1,405	1,263
Total	$3,970	$2,563

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$2,280	$2,291
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	151	151
Construction in progress	126	—
	3,180	3,065
Less accumulated depreciation	(1,803)	(1,655)
Total	$1,377	$1,410

Accrued expenses and current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued personnel costs	$1,896	$3,576
Accrued research and development costs	1,874	1,220
Current portion of operating lease liability, net, related party	821	800
Accrued other	465	680
Total	$5,056	$6,276

7. Leases

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent laboratory and office space (the “Lease”). Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC. The Lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the “Lease Amendment”) to its Lease with Crossing Holdings, LLC to rent additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment coincides with the term of the Lease and ends in 2027. As of March 31, 2025, the weighted-average remaining lease term for the Company's leases was 2.4 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities as of March 31, 2025 are as follows (in thousands):

2025 (remaining nine months)	711
2026	973
2027	663
Total future minimum lease payments	2,347
Less: Present value adjustment	(206)
Operating lease liabilities	$2,141

Rent expense for each of the three months ended March 31, 2025 and 2024 was $0.2 million.

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of March 31, 2025 or December 31, 2024.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

9. License Agreements

In May 2024, the Company entered into a license agreement pursuant to which it received exclusive, worldwide, royalty-bearing, sublicensable rights to certain patents and technology to be used in the development and commercialization of certain products. The Company paid $0.2 million in upfront license fees during the year ended December 31, 2024, which was expensed to research and development as there is no alternative future use for the license.

The Company may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through March 31, 2025.

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

In 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an Investigational New Drug Application in the U.S. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through March 31, 2025.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three months ended March 31, 2025 and 2024, respectively.

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

10. Stockholders’ Deficit

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

$300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of March 31, 2025, the Company has not sold any shares of its common stock under the ATM Program.

11. Stock-Based Compensation

Equity Incentive Award Plans

The number of shares of common stock available for issuance under the Company's 2021 Equity Incentive Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2025, the total number of shares available for future issuance was 5,815,295.

The following table summarizes stock option activity for the three months ended March 31, 2025:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	10,328,177	$6.96
Granted	3,153,693	$6.06
Exercised	(14,337)	$1.62
Forfeited	(8,417)	$9.48
Balance at March 31, 2025	13,459,116	$6.75

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,647	$1,567
General and administrative	1,892	1,617
Total	$3,539	$3,184

In August 2023, the Company granted two stock options, each to purchase up to 525,000 shares of the Company's common stock, which contained both time-based and performance-based conditions. Stock-based compensation expense for awards with performance conditions is recognized ratably over the expected performance period when the achievement of such performance conditions is determined to be probable. The Company assessed the probability of achieving the performance-based conditions and recorded approximately $0.1 million in general and administrative stock-based compensation expense during each of the three months ended March 31, 2025 and 2024.

2021 Employee Stock Purchase Plan

The number of shares of common stock available for issuance under the Company's ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2025, the Company had issued 376,386 shares of the Company's common stock under the ESPP and had 2,472,142 shares available for future issuance.

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

Rent, and related operating expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$217	$213
General and administrative	74	75
Total expenses	$291	$288

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$60	$60
Total expenses	$60	$60

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D., a co-founder, to provide consulting services and advise on certain research and development activities (the “Research Consulting Agreement”). Pursuant to the Research Consulting Agreement, as amended, Dr. Ansari performed these services for a monthly fee of $15,000. In November 2023, the Company further amended the Research Consulting Agreement to discontinue the monthly fee, effective October 1, 2023, and provide for an option grant to Dr. Ansari to purchase 100,000 shares of the Company's common stock. The option has a grant date fair value of $1.72 per share and is being expensed to research and development over a four-year vesting period. The Company recorded approximately $11,000 in related stock-based compensation expense during each of the three months ended March 31, 2025 and 2024.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$11	$11
Total expenses	$11	$11

13. Segment Information

The Company manages the business activities at the consolidated level and operates in one operating and reportable segment. The Company’s CODM is its chief executive officer. The CODM primarily utilizes long-range financial projections and cash runway in order to allocate resources and to assess performance. As of March 31, 2025, the Company has no revenue and all the Company’s long-lived assets were located within the United States. The CODM is regularly provided with the following significant segment expenses:

	Three Months Ended March 31,
	2025	2024
Interest income	$2,703	$3,295
Less:
Direct program expense	9,961	4,753
Personnel expense	4,377	4,269
Stock-based compensation expense	3,539	3,184
Other segment items(1)	2,541	2,194
Segment net loss	$(17,715)	$(11,105)
Adjustments for reconciling items
Net loss	$(17,715)	$(11,105)

(1)
Other segment items included in Segment net loss includes professional services, consulting and other outside services expenses, depreciation expense, insurance, facilities and other overhead items.

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

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTAC® molecules. At doses that were observed to be well tolerated in rodents and non-human primates (NHPs), FA GeneTAC® molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTAC® molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate, was cleared by the U.S. Food and Drug Administration (FDA) to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the Phase 1 single-ascending dose (SAD) clinical trial and in August 2023, we reported data from the Phase 1 multiple-ascending dose (MAD) clinical trial of the prior DT-216 product candidate. Both studies showed that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA in FA patients. Data from the Phase 1 MAD clinical trial suggests more sustained exposure is likely needed to achieve a more durable increase in FXN expression, and we observed five cases of injection site thrombophlebitis in the Phase 1 MAD clinical trial. We then shifted focus to developing DT-216 with a potentially improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels after administration of DT-216P2 than was seen in studies with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple intravenous (IV) administrations of DT-216P2. A Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers is ongoing in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and subcutaneous (SC) injection and infusion routes. Results from this Phase 1 SAD clinical trial will inform plans for a clinical trial in FA patients, anticipated to begin in mid-2025. We anticipate providing an update in 2026 on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing.

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

In May 2025, we reported results from a completed Phase 1, double-masked, placebo-controlled, randomized, SAD/MAD clinical trial evaluating the safety, tolerability and systemic pharmacokinetics (PK) of DT-168 ophthalmic solution in normal healthy volunteers. Twenty-four normal healthy volunteers received either placebo or single- and multiple-ascending doses of DT-168 eye drops twice daily for seven days (up to a maximum dose of two 0.5% drops twice-daily). DT-168 eye drops were well-tolerated in all participants. There were no serious adverse events, no ocular adverse events (AEs) and no treatment discontinuations due to AEs in the trial. All observed AEs were deemed not related to DT-168 by the trial investigator. PK analysis demonstrated systemic exposure below the limit of quantitation for all participants across all timepoints and all dose groups. In parallel with the Phase 1 trial, we conducted reference range studies which showed consistently different splicing in the corneal endothelium between unaffected eye donors and surgical samples from mutant TCF4 FECD patients, supporting the potential for corneal endothelium biomarkers as a clinical proof-of-concept measure of drug activity. Based on these findings, we plan to conduct a Phase 2 biomarker trial of DT-168 to evaluate safety, tolerability, and corneal endothelium biomarkers in patients with FECD. The trial will enroll FECD patients with the TCF4 mutation who are scheduled for corneal transplant surgery. Patients will receive 0.5% DT-168 eye drops twice-daily for approximately four weeks or more before corneal transplant surgery. Following surgery, tissues from the treated eyes of FECD patients will undergo testing to assess corneal endothelium biomarkers including the abnormal splicing of genes known as spliceopathy. We plan to initiate the Phase 2 biomarker trial in the second half of 2025, with data anticipated in 2026.

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

To date, we have incurred net losses and negative cash flows from operations since our inception and as of March 31, 2025 had an accumulated deficit of $244.9 million. Our cash, cash equivalents and investment securities balance as of March 31, 2025 was $229.7 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our operating expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$15,377	$9,801	$5,576
General and administrative	5,041	4,599	442
Total operating expenses	$20,418	$14,400	$6,018

Research and Development Expenses. Research and development expenses for our FA program increased during the three months ended March 31, 2025 compared to the same period of the prior year primarily due to costs attributable to the Phase 1 SAD clinical trial and preparation for the anticipated clinical trial in FA patients. Expenses for our FECD program increased compared to the same period of the prior year primarily due to chemistry, manufacturing and controls preparations for future clinical trials. Other direct expenses increased compared to the same period of the prior year primarily due to additional activities related to our early stage research programs. The increase in indirect expenses compared to the same period of the prior year was primarily due to employee related expenses including compensation, stock-based compensation and other support for our ongoing development programs.

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
FA	$3,937	$1,042	$2,895
FECD	1,919	1,210	709
Other direct	4,105	2,501	1,604
Indirect	5,416	5,048	368
Total research and development expense	$15,377	$9,801	$5,576

General and Administrative Expenses. The increase in general and administrative expenses was primarily due to a $0.3 million increase in stock-based compensation expense and a $0.1 million increase in professional services expenses incurred during the three months ended March 31, 2025 as compared to the same period in 2024.

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

As of March 31, 2025, we had $229.7 million of combined cash, cash equivalents and investment securities, a decrease of $15.8 million from the $245.5 million of cash, cash equivalents and investment securities at December 31, 2024. Further detail of the change in our cash and cash equivalents for the three months ended March 31, 2025 and 2024 is summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(16,789)	$(12,439)
Investing activities	7,870	20,616
Financing activities	23	20
Net (decrease) increase in cash and cash equivalents	$(8,896)	$8,197

Operating Activities. The increase in our net cash used in operating activities was primarily due to the $6.6 million increase in net loss, partially offset by an increase in non-cash expenses and net working capital for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Investing Activities. The decrease in net cash provided by investing activities was primarily due to a net decrease in cash provided from the maturities and purchases of our investment securities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 was comprised of proceeds received from the issuance of common stock from employee stock option exercises.

Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (2022 Shelf Registration Statement), which became effective in May 2022. The 2022 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (ATM Program). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2022 Shelf Registration Statement. As of March 31, 2025, the Company has not sold any shares of its common stock under the ATM Program.

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

Until such time, if ever, as we can generate substantial revenues from product sales to support our cost structure, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts (such as the geopolitical tensions between the U.S. and China, the ongoing Russia/Ukraine conflict and the Israel-Hamas war), inflation, tariffs, other fiscal and trade policy changes, bank failures, global supply chain and labor shortage challenges, and the effects of a health epidemic or pandemic. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Contractual Obligations, Commitments and Material Cash Requirements

In February 2021, we entered into a lease agreement to rent lab and office space with a related party. The delivery date of the space was September 1, 2021, and the lease commenced at that time. The term of the lease is 72 months after commencement with an option to extend the lease term for a period of three years. Annual rent payments are approximately $0.8 million per year, subject to annual increases of 3%, plus our share of operating expenses and taxes.

In March 2022, we entered into an amendment to our existing lease agreement to rent additional space with a related party. The delivery date of the space was June 16, 2022, and the lease amendment commenced at that time. The term of the lease coincides with our existing lease. Annual rent payments for the additional space are approximately $0.1 million, subject to annual increases of 3%, plus our share of operating expenses and taxes.

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

For the three months ended March 31, 2025, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an IND in the U.S. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through March 31, 2025.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for each of the three months ended March 31, 2025 and 2024.

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

We may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through March 31, 2025.

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

Critical Accounting Policies and Estimates

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

Our critical accounting policies are those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see Item 1 of Part I, “Notes to Condensed Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q, and Note 2 to our Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 10, 2025. There have not been any material changes to our critical accounting policies since December 31, 2024.

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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

Item 1A. Risk Factors.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission (SEC). If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 10, 2025.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program in FA and our other development programs, early clinical development for our FA and FECD programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. As a result, none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $17.7 million and $49.6 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2025, we had $229.7 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts (such as the geopolitical tensions between the U.S. and China, the ongoing Russia/Ukraine conflict and the Israel-Hamas war), inflation, tariffs, other fiscal and trade policy changes, bank failures, global supply chain and labor shortage challenges, and the effects of a health epidemic or pandemic. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and we have only two product candidates in clinical development, with all of our other research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and nonclinical studies. Our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate, entered into a Phase 1 SAD clinical trial in March 2022, the first clinical trial for one of our product candidates and we completed the Phase 1 MAD clinical trial of the prior DT-216 product candidate in August 2023. We withdrew our IND for the prior DT-216 product candidate in October 2023, and have initiated a Phase 1 SAD clinical trial in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration of DT-216P2, which uses the same drug substance, DT-216. We have also completed a Phase 1 clinical trial in normal healthy volunteers for DT-168, our FECD GeneTAC® product candidate. We have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

Nonclinical and clinical development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of nonclinical studies and clinical trials may not be predictive of future trial results. If development of our programs is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.*

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after having promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings emerging while clinical trials were underway and safety or efficacy observations made in nonclinical studies or clinical trials, including previously unreported adverse events. Although we have initiated clinical trials of DT-216P2, conducted clinical trials of the prior DT-216 product candidate and nonclinical studies of the prior DT-216 product candidate and DT-216P2 for the treatment of patients with FA, completed a Phase 1 clinical trial of DT-168 in normal healthy volunteers and conducted certain nonclinical studies of DT-168 and certain nonclinical studies of other potential product candidates targeting expansion repeat driven diseases, we do not know whether DT-216P2 or DT-168 or other potential product candidates targeting expansion repeat driven diseases will perform in ongoing or future clinical trials as they have performed in prior studies. Furthermore, for some indications that we are pursuing, such as FECD caused by a nucleotide repeat expansion mutation in the TCF4 gene, there are no animal models of the human disease and therefore our ability to predict human disease outcomes may be reduced.

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

While we have conducted nonclinical studies of the prior DT-216 product candidate for the treatment of patients with FA, released initial clinical data from our Phase 1 SAD clinical trial in December 2022 and released initial results from the Phase 1 MAD clinical trial of the prior DT-216 product candidate in August 2023 with results showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, previously reported results from the Phase 1 SAD clinical trial showed that three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the Phase 1 MAD clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100 mg, 200 mg and 300 mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400 mg and 600 mg cohorts) in the Phase 1 SAD clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that a potentially improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the Phase 1 MAD clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, and the initial results from animal studies using a novel and proprietary excipient in DT-216P2, instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 to better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023. We have initiated a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes. Results from this Phase 1 SAD clinical trial will inform plans for a clinical trial in FA patients, anticipated to begin in mid-2025. We anticipate providing an update in 2026 on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

We are evaluating a biomarker-driven clinical development strategy, and such strategy carries increased risks. A proposal for new or emerging biomarker focused endpoints may result in data that is not accepted by the FDA or comparable foreign regulatory bodies or industry professionals, or if such endpoints are later found to be insufficient to establish clinical efficacy, may require us to change the design of our clinical trials.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. We may also experience enrollment challenges if patients that would otherwise enroll in our trial choose not to do so, or are not eligible to do so, as a result of treatment with another drug. For example, the FDA approved omaveloxolone for the treatment of FA in adults and adolescents aged 16 years and older in February 2023, and omaveloxolone was commercially launched in June 2023. The availability of omaveloxolone may impact future enrollment of our planned clinical trials. FA patients receiving omaveloxolone may be ineligible to enroll in a clinical trial for DT-216P2 or may choose not to do so due to the availability of an approved product. Furthermore, patients enrolled in our clinical trials may receive omaveloxolone and we cannot predict the impact of potential drug interactions on trial results. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue our clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt ongoing or planned clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials or nonclinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in December 2022, we reported initial data from the Phase 1 SAD clinical trial for the prior DT-216 product candidate, the first clinical trial for one of our product candidates. Initial safety results from Cohorts 1-5 showed that DT-216 was generally well-tolerated after a single dose of the prior DT-216 product candidate, but three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the subsequent Phase 1 MAD clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100 mg, 200 mg and 300 mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400 mg and 600 mg cohorts) in the Phase 1 SAD clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that a potentially improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the Phase 1 MAD clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, the initial results from animal studies with DT-216P2 using a novel and proprietary excipient, instead of advancing the prior DT-216 product candidate with the current formulation through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 that we believe may better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023. We have initiated a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes. Results from this Phase 1 SAD clinical trial will inform plans for a clinical trial in FA patients, anticipated to begin in mid-2025. We anticipate providing an update in 2026 on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing and the manufacture of our materials for our product candidates, including our active pharmaceutical ingredients (APIs) and certain excipients, as well as for manufacture of any products that we may commercialize, if approved. Such materials for our product candidates are currently manufactured in multiple foreign countries, including China.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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

In February 2023, the FDA approved omaveloxolone, a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older and omaveloxolone was commercially launched by Reata Pharmaceuticals in June 2023. Reata Pharmaceuticals was acquired by Biogen in September 2023. We are also aware of a number of companies with active clinical-stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, and (iv) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor. In addition, several companies have stated that they have gene therapy programs for FA including Capsida Biotherapeutics, Solid Biosciences, and Voyager Therapeutics.

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

We are aware of a number of companies with active clinical-stage HD programs including (i) Alnylam Pharmaceuticals evaluating an RNAi therapeutic, (ii) Annexon Biosciences evaluating a monoclonal antibody, (iii) Hoffmann-La Roche AG evaluating Tominersen, an antisense oligonucleotide, (iv) Prilenia Therapeutics evaluating a sigma-1 receptor agonist, (v) PTC Therapeutics evaluating a splicing modifier, (vi) Skyhawk Therapeutics evaluating a splicing modifier, (vii) uniQure evaluating an AAV delivered miRNA, (viii) Vaccinex evaluating a monoclonal antibody, (ix) VICO evaluating an antisense oligonucleotide, and (x) Wave Life Sciences evaluating an antisense oligonucleotide.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. For example, the House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act, which proposed prohibiting U.S. government contracts, grants, and loans to entities that use equipment and services from certain named Chinese biotech companies, and authorized the U.S. government to name additional Chinese biotechnology companies of concern. The BIOSECURE Act did not become law in the 118th Congress. It is unclear whether the current Congress (the 119th Congress) will introduce the BIOSECURE Act or similar legislation in this congressional session and, if so, how the scope, prohibitions, or designated biotechnology companies of concern may differ from the version of the BIOSECURE Act passed by the House in the prior 118th Congress.

Our or a third party’s failure to execute on our manufacturing requirements, or to execute on commercially reasonable terms and timelines in compliance with cGMP requirements, could adversely affect our business in a number of ways, including:

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

Changes in methods of product candidate manufacturing may result in additional costs or delays.*

As product candidates progress through nonclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacture batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or nonclinical studies or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue. For instance, while DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA in the Phase 1 SAD clinical trial and the Phase 1 MAD clinical trial, injection site thrombophlebitis was observed in patients at lower dose levels in the Phase 1 MAD clinical trial. Instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, we decided to pursue development of a potentially improved formulation using a novel and proprietary excipient with DT-216P2 which has shown favorable injection site tolerability that we believe may better support the future clinical development and regulatory pathway for the drug substance, DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023. We have initiated a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes. Results from this Phase 1 SAD clinical trial will inform plans for a clinical trial in FA patients, anticipated to begin in mid-2025. We anticipate providing an update in 2026 on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated timeline for resumed Phase 1 clinical development and data.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2025, we had 56 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 128 full-time equivalents as of March 31, 2025. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2024, we had U.S. federal and state net operating loss (NOL) carryforwards of $86.4 million and $11.1 million, respectively. U.S. federal NOL carryforwards totaling $0.1 million begin to expire in 2037, unless previously utilized. The U.S. federal and certain state NOL carryforwards of $86.3 million and $0.9 million, respectively, generated after 2017, may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. The remaining state NOL carryforwards totaling $10.2 million begin to expire in 2037, unless previously utilized. In addition, we have U.S. federal and state research and development (R&D) credit carryforwards totaling $9.0 million and $3.2 million, respectively. The U.S. federal R&D credit carryforwards will begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Inflation Reduction Act, among other things, (i) directs the Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single source drugs that have been on the market for at least 7 years covered under Medicare (the Medicare Drug Price Negotiation Program), and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first 10 drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected 15 additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

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

Geopolitical actions in the United States and in foreign countries (such as retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. Further, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15. 122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entities' intellectual property rights.

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

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with whom we share facilities enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s property, potential trade secrets, proprietary know-how, and information. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. We cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

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
•
macroeconomic conditions, such as inflation, tariffs, other fiscal and trade policy changes and market conditions in our industry;
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

Pursuant to our 2021 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. In addition, our 2021 Employee Stock Purchase Plan (ESPP) authorizes the issuance of shares of our common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 1,200,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to fall.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investment securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through March 31, 2025, we had used approximately $141.7 million of the net proceeds received from our initial public offering to support our operations.

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

Design Therapeutics, Inc.

Date: May 7, 2025	By:	/s/ Pratik Shah, Ph.D.
Pratik Shah, Ph.D.
President, Chief Executive Officer and Chairperson
(Principal Executive and Financial Officer)