Form 10-Q
period 2025-06-30
Design Therapeutics, Inc.
filed 2025-08-07
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of August 1, 2025, was 56,948,126.

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
•
our expectations for clinical development of our program in Friedrich ataxia and announcing data therefrom and the timing thereof;
•
the side effect profile observed in nonclinical testing and additional clinical testing of DT-216P2 being indicative of the side effect profile that may be expected in additional clinical trials, and in general the ability of DT-216P2 to prevent injection site thrombophlebitis or other limiting side effects;
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

Unless the context otherwise indicates, references in this Quarterly Report to the terms “Design”, “the Company”, “we”, “our”, and “us” refer to Design Therapeutics, Inc.

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
•
Early, interim, topline and preliminary data from our nonclinical studies or clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•
Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,703	$22,563
Investment securities	196,573	222,914
Prepaid expenses and other current assets	3,518	2,563
Total current assets	219,794	248,040
Property and equipment, net	1,258	1,410
Right-of-use asset, related party	1,834	2,216
Other assets	—	427
Total assets	$222,886	$252,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,013	$2,186
Accrued expenses and other current liabilities (including related party amounts of $844 and $800 respectively)	7,734	6,276
Total current liabilities	8,747	8,462
Operating lease liability, net, related party	1,102	1,534
Total liabilities	9,849	9,996
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; 56,948,126 and 56,754,341 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	476,738	468,830
Accumulated deficit	(264,012)	(227,214)
Accumulated other comprehensive income	305	475
Total stockholders’ equity	213,037	242,097
Total liabilities and stockholders’ equity	$222,886	$252,093

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (including related party amounts of $230, $222, $458 and $446, respectively)	$15,738	$10,516	$31,115	$20,317
General and administrative (including related party amounts of $131, $136, $265 and $271, respectively)	5,831	4,527	10,872	9,126
Total operating expenses	21,569	15,043	41,987	29,443
Loss from operations	(21,569)	(15,043)	(41,987)	(29,443)
Interest income	2,486	3,250	5,189	6,545
Net loss	$(19,083)	$(11,793)	$(36,798)	$(22,898)

Net loss per share, basic and diluted	$(0.34)	$(0.21)	$(0.65)	$(0.41)
Weighted-average shares of common stock outstanding, basic and diluted	56,859,388	56,555,960	56,808,888	56,522,244

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(19,083)	$(11,793)	$(36,798)	$(22,898)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(145)	(50)	(170)	(279)
Comprehensive loss	$(19,228)	$(11,843)	$(36,968)	$(23,177)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2025	56,768,678	$6	$472,392	$450	$(244,929)	$227,919
Issuance of common stock under employee stock purchase plan	179,448	—	361	—	—	361
Stock-based compensation	—	—	3,985	—	—	3,985
Unrealized loss on investments	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	(19,083)	(19,083)
Balance at June 30, 2025	56,948,126	$6	$476,738	$305	$(264,012)	$213,037

Balance at December 31, 2024	56,754,341	$6	$468,830	$475	$(227,214)	$242,097
Exercises of stock options	14,337	—	23	—	—	23
Issuance of common stock under employee stock purchase plan	179,448	—	361	—	—	361
Stock-based compensation	—	—	7,524	—	—	7,524
Unrealized loss on investments	—	—	—	(170)	—	(170)
Net loss	—	—	—	—	(36,798)	(36,798)
Balance at June 30, 2025	56,948,126	$6	$476,738	$305	$(264,012)	$213,037

Balance at March 31, 2024	56,494,271	$6	$458,449	$(167)	$(188,731)	$269,557
Exercises of stock options	6,392	—	6	—	—	6
Issuance of common stock under employee stock purchase plan	119,351	—	223	—	—	223
Stock-based compensation	—	—	3,299	—	—	3,299
Unrealized loss on investments	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(11,793)	(11,793)
Balance at June 30, 2024	56,620,014	$6	$461,977	$(217)	$(200,524)	$261,242

Balance at December 31, 2023	56,473,598	$6	$455,245	$62	$(177,626)	$277,687
Exercises of stock options	27,065	—	26	—	—	26
Issuance of common stock under employee stock purchase plan	119,351	—	223	—	—	223
Stock-based compensation	—	—	6,483	—	—	6,483
Unrealized loss on investments	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(22,898)	(22,898)
Balance at June 30, 2024	56,620,014	$6	$461,977	$(217)	$(200,524)	$261,242

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(36,798)	$(22,898)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	311	294
Stock-based compensation	7,524	6,483
Amortization of premiums on investment securities, net	(1,974)	(3,304)
Non-cash lease expense	(6)	8
Deferred financing costs	427	—
Change in operating assets and liabilities:
Prepaid expense and other assets	(955)	(1,039)
Accounts payable and other liabilities	241	(3,243)
Net cash used in operating activities	(31,230)	(23,699)
Cash flows from investing activities
Purchases of investment securities	(126,080)	(99,290)
Proceeds from maturities of investment securities	154,225	147,595
Purchases of property and equipment	(159)	(356)
Net cash provided by investing activities	27,986	47,949
Cash flows from financing activities
Issuance of common stock through employee stock purchase plan	361	223
Proceeds from the exercise of stock options	23	26
Net cash provided by financing activities	384	249
Net (decrease) increase in cash and cash equivalents	(2,860)	24,499
Cash and cash equivalents at beginning of period	22,563	21,200
Cash and cash equivalents at end of period	$19,703	$45,699

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $264.0 million as of June 30, 2025. The Company had cash, cash equivalents and investment securities of $216.3 million as of June 30, 2025, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash, cash equivalents and investment securities as of June 30, 2025 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	June 30, 2025	June 30, 2024
Stock options	13,777,127	10,679,388
Employee stock purchase plan	87,731	60,727
Total	13,864,858	10,740,115

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Level 2: Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2025:
Assets:
Money market funds(1)	$17,545	$17,545	$—	$—
Certificates of deposit	1,662	1,662	—	—
U.S. Treasury securities	167,429	167,429	—	—
U.S. Government agency securities	27,482	—	27,482	—
Total	$214,118	$186,636	$27,482	$—
As of December 31, 2024:
Assets:
Money market funds(1)	$20,800	$20,800	$—	$—
Certificates of deposit	2,898	2,898	—	—
U.S. Treasury securities	197,528	197,528	—	—
U.S. Government agency securities	22,488	—	22,488	—
Total	$243,714	$221,226	$22,488	$—

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment securities consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

		As of June 30, 2025
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$1,659	$3	$—	$—	$1,662
U.S. Treasury securities	Within 1 year	129,678	146	(9)	—	129,815
U.S. Treasury securities	Greater than 1 year	37,431	183	—	—	37,614
U.S. Government agency securities	Greater than 1 year	27,500	—	(18)	—	27,482
Total		$196,268	$332	$(27)	$—	$196,573

		As of December 31, 2024
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$2,884	$14	$—	$—	$2,898
U.S. Treasury securities	Within 1 year	172,178	391	—	—	172,569
U.S. Government agency securities	Within 1 year	7,500	—	(7)	—	7,493
U.S. Treasury securities	Greater than 1 year	24,878	83	(2)	—	24,959
U.S. Government agency securities	Greater than 1 year	14,999	1	(5)	—	14,995
Total		$222,439	$489	$(14)	$—	$222,914

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

There were 30 and 12 securities in an unrealized loss position at June 30, 2025 and December 31, 2024, respectively. The Company determined that unrealized losses on its available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of June 30, 2025 or December 31, 2024.

The following tables present available-for-sale investments that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of June 30, 2025
	Less than 12 Months		12 Months or Greater	Total
	Estimated		Estimated	Estimated
	Fair		Fair	Fair
	Market	Unrealized	Market	Market	Unrealized
	Value	Losses	Value	Value	Losses
U.S. Treasury securities	$54,567	$(9)	$—	$54,567	$(9)
U.S. Government agency securities	19,982	(18)	—	19,982	(18)
Total	$74,549	$(27)	$—	$74,549	$(27)

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater	Total
	Estimated		Estimated	Estimated
	Fair		Fair	Fair
	Market	Unrealized	Market	Market	Unrealized
	Value	Losses	Value	Value	Losses
Certificates of deposits	$—	$—	$490	$490	$—
U.S. Treasury securities	7,514	(2)	—	7,514	(2)
U.S. Government agency securities	19,987	(12)	—	19,987	(12)
Total	$27,501	$(14)	$490	$27,991	$(14)

As of June 30, 2025, the Company held 7 domestic certificates of deposit with amortized costs below the Federal Deposit Insurance Corporation insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaid expenses and other current assets on the Company’s balance sheets, was $1.3 million as of both June 30, 2025 and December 31, 2024.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$2,170	$1,300
Interest receivable	1,348	1,263
Total	$3,518	$2,563

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$2,388	$2,291
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	151	151
Construction in progress	51	—
	3,213	3,065
Less accumulated depreciation	(1,955)	(1,655)
Total	$1,258	$1,410

Accrued expenses and current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued personnel costs	$2,505	$3,576
Accrued research and development costs	4,035	1,220
Current portion of operating lease liability, net, related party	844	800
Accrued other	350	680
Total	$7,734	$6,276

7. Leases

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent laboratory and office space (the “Lease”). Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC. The Lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the “Lease Amendment”) to its Lease with Crossing Holdings, LLC to rent additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment coincides with the term of the Lease and ends in 2027. As of June 30, 2025, the weighted-average remaining lease term for the Company's leases was 2.2 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities as of June 30, 2025 are as follows (in thousands):

2025 (remaining six months)	477
2026	973
2027	663
Total future minimum lease payments	2,113
Less: Present value adjustment	(167)
Operating lease liabilities	$1,946

Rent expense for each of the three months ended June 30, 2025 and 2024 was $0.2 million. Rent expense for each of the six months ended June 30, 2025 and 2024 was $0.5 million.

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of June 30, 2025 or December 31, 2024.

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

The Company may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through June 30, 2025.

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

In 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an Investigational New Drug Application in the U.S. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through June 30, 2025.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three and six months ended June 30, 2025 and 2024, respectively.

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

10. Stockholders’ Deficit

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in May 2022. In May 2025, the Company filed a new shelf registration statement on Form S-3, which became effective in May 2025, to replace the 2022 Shelf Registration Statement (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

under the 2025 Shelf Registration Statement. As of June 30, 2025, the Company has not sold any shares of its common stock under the ATM Program.

The Company recorded a one-time non-cash charge to general and administrative expenses of approximately $0.4 million during the three and six months ended June 30, 2025. The one-time charge was previously capitalized in other assets on the Company's balance sheets and related to deferred financing costs for the 2022 Registration Statement.

11. Stock-Based Compensation

Equity Incentive Award Plans

The number of shares of common stock available for issuance under the Company's 2021 Equity Incentive Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2025, the total number of shares available for future issuance was 5,497,284.

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	10,328,177	$6.96
Granted	3,767,693	$5.80
Exercised	(14,337)	$1.62
Forfeited	(304,406)	$11.61
Balance at June 30, 2025	13,777,127	$6.54

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,689	$1,588	$3,336	$3,155
General and administrative	2,296	1,711	4,188	3,328
Total	$3,985	$3,299	$7,524	$6,483

In August 2023, the Company granted two stock options, each to purchase up to 525,000 shares of the Company's common stock, which contained both time-based and performance-based conditions. Stock-based compensation expense for awards with performance conditions is recognized ratably for each vesting tranche when the achievement of such performance conditions is determined to be probable. The Company assessed the probability of achieving the performance-based conditions and recorded $0.5 million and $0.1 million in related general and administrative stock-based compensation expense during the three months ended June 30, 2025 and 2024, respectively. The Company recorded $0.5 million and $0.1 million in related general and administrative stock-based compensation expense during the six months ended June 30, 2025 and 2024, respectively.

2021 Employee Stock Purchase Plan

The number of shares of common stock available for issuance under the Company's ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2025, the Company had issued 555,834 shares of the Company's common stock under the ESPP and had 2,292,694 shares available for future issuance.

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

Rent, and related operating expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$220	$212	$437	$425
General and administrative	71	76	145	151
Total expenses	$291	$288	$582	$576

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

In March 2020, the 2019 Consulting Agreement was terminated and replaced with an amended consulting agreement (the “2020 Consulting Agreement”), which provides for similar services and use of office space for a monthly fee of $20,000. Pursuant to the terms of the 2020 Consulting Agreement, it shall remain in effect until otherwise terminated. Termination may occur at any time upon mutual agreement or unilaterally upon 30 days’ written notice. If the Company unilaterally terminates the 2020 Consulting Agreement for any reason other than cause, it would be subject to a $240,000 termination fee. The Company cannot determine when, or if, such a termination will occur and hence has not recorded a liability for the fee.

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$60	$60	$120	$120
Total expenses	$60	$60	$120	$120

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D., a co-founder, to provide consulting services and advise on certain research and development activities (the “Research Consulting Agreement”). The Research Consulting Agreement, as amended in November 2023, provides for an option grant to Dr. Ansari to purchase 100,000 shares of the Company's common stock. The option has a grant date fair value of $1.72 per share and is being expensed to research and development over a four-year vesting period. The Company recorded approximately $10,000 in related stock-based compensation expense during each of the three months ended June 30, 2025 and 2024 and approximately $21,000 during each of the six months ended June 30, 2025 and 2024.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$10	$10	$21	$21
Total expenses	$10	$10	$21	$21

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

13. Segment Information

The Company manages the business activities at the consolidated level and operates in one operating and reportable segment. The Company’s CODM is its chief executive officer. The CODM primarily utilizes long-range financial projections and cash runway in order to allocate resources and to assess performance. As of June 30, 2025, the Company has no revenue and all the Company’s long-lived assets were located within the United States. The CODM is regularly provided with the following significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$2,486	$3,250	$5,189	$6,545
Less:
Direct program expense	10,445	5,875	20,406	10,628
Personnel expense	4,400	3,663	8,777	7,932
Stock-based compensation expense	3,985	3,299	7,524	6,483
Other segment items(1)	2,739	2,206	5,280	4,400
Segment net loss	$(19,083)	$(11,793)	$(36,798)	$(22,898)
Adjustments for reconciling items
Net loss	$(19,083)	$(11,793)	$(36,798)	$(22,898)

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

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTAC® molecules. At doses that were observed to be well-tolerated in rodents and non-human primates (NHPs), FA GeneTAC® molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTAC® molecules. In February 2022, the Investigational New Drug Application (IND) for our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate, was cleared by the U.S. Food and Drug Administration (FDA) to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the Phase 1 single-ascending dose (SAD) clinical trial and in August 2023, we reported data from the Phase 1 multiple-ascending dose (MAD) clinical trial of the prior DT-216 product candidate. Both studies showed that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA in FA patients. Data from the Phase 1 MAD clinical trial suggests more sustained exposure is likely needed to achieve a more durable increase in FXN expression, and we observed five cases of injection site thrombophlebitis in the Phase 1 MAD clinical trial. We then shifted focus to developing DT-216 with a potentially improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels after administration of DT-216P2 than was seen in studies with the prior DT-216 product candidate. Additionally, we observed favorable injection site tolerability following multiple intravenous (IV) administrations of DT-216P2.

A Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and subcutaneous (SC) injection and infusion routes, has shown that human plasma pharmacokinetics (PK) profiles of DT-216P2 were consistent with NHP data following both IV and SC single-dose administration. Early human PK data has demonstrated that DT-216P2 exhibited improved exposure and PK parameters compared to the prior DT-216 product candidate, including higher AUC and sustained plasma levels at comparable doses.

We are conducting our RESTORE-FA (Reactivating Expression Suppressed Through Overcoming Repeat Expansion for FA) Phase 1/2 MAD clinical trial of DT-216P2. The RESTORE-FA trial is designed to evaluate the safety, tolerability, PK and pharmacodynamics (PD) of IV and SC of DT-216P2 in patients with FA. We anticipate providing an update from the RESTORE-FA trial on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing in 2026.

DT-216P2 has been generally well-tolerated in these clinical trials. Based on the data from these clinical trials and non-clinical studies of DT-216P2, we believe the injection site thrombophlebitis seen with the prior DT-216 product candidate is no longer an issue limiting continued development of DT-216.

In June 2025, we received a clinical hold notice from the FDA regarding our IND application for DT-216P2. The FDA’s request pertains to the starting dose in the United States, which we plan to address with clinical data and, if needed, nonclinical data, in order to initiate studies for DT-216P2 in the United States.

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

In May 2025, we reported results from a completed Phase 1, double-masked, placebo-controlled, randomized, SAD/MAD clinical trial evaluating the safety, tolerability and systemic PK of DT-168 ophthalmic solution in normal healthy volunteers. Twenty-four normal healthy volunteers received either placebo or single- and multiple-ascending doses of DT-168 eye drops twice daily for seven days (up to a maximum dose of two 0.5% drops twice-daily). DT-168 eye drops were well-tolerated in all participants. There were no serious adverse events, no ocular adverse events (AEs) and no treatment discontinuations due to AEs in the trial. All observed AEs were deemed not related to DT-168 by the trial investigator. PK analysis demonstrated systemic exposure below the limit of quantitation for all participants across all timepoints and all dose groups. In parallel with the Phase 1 trial, we conducted reference range studies which showed consistently different splicing in the corneal endothelium between unaffected eye donors and surgical samples from mutant TCF4 FECD patients, supporting the potential for corneal endothelium biomarkers as a clinical proof-of-concept measure of drug activity. We have initiated a Phase 2 biomarker trial of DT-168 to evaluate safety, tolerability, and corneal endothelium biomarkers in patients with FECD. FECD Patients will receive 0.5% DT-168 eye drops twice-daily for approximately four weeks or more before corneal transplant surgery. Following surgery, tissues from the treated eyes of FECD patients will undergo testing to assess corneal endothelium biomarkers including the abnormal splicing of genes known as spliceopathy. We anticipate reporting data from the Phase 2 biomarker trial in 2026.

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

To date, we have incurred net losses and negative cash flows from operations since our inception and as of June 30, 2025 had an accumulated deficit of $264.0 million. Our cash, cash equivalents and investment securities balance as of June 30, 2025 was $216.3 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our operating expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$15,738	$10,516	$5,222
General and administrative	5,831	4,527	1,304
Total operating expenses	$21,569	$15,043	$6,526

Research and Development Expenses. Research and development expenses for our FA program increased during the three months ended June 30, 2025 compared to the same period of the prior year primarily due to costs attributable to DT-216 clinical activities and costs for additional development activities.

Expenses for our FECD program decreased compared to the same period of the prior year primarily due to nonclinical activities that took place in 2024. These decreases were partially offset by costs associated with DT-168 clinical activities and costs for additional development activities.

Other direct expenses increased compared to the same period of the prior year primarily due to additional activities related to our early stage research programs. The increase in indirect expenses compared to the same period of the prior year was primarily due to employee related expenses including compensation, stock-based compensation and other support for our ongoing development programs.

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
FA	$3,469	$1,321	$2,148
FECD	1,327	1,643	(316)
Other direct	5,649	2,911	2,738
Indirect	5,293	4,641	652
Total research and development expense	$15,738	$10,516	$5,222

General and Administrative Expenses. The increase in general and administrative expenses was primarily due to a $0.8 million increase in employee compensation, including $0.6 million in stock-based compensation expenses, and a $0.5 million increase in professional services expenses including a $0.4 million one-time charge to write off previously deferred financing costs during the three months ended June 30, 2025 as compared to the same period in 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our operating expenses for the six months ended June 30, 2025 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$31,115	$20,317	$10,798
General and administrative	10,872	9,126	1,746
Total operating expenses	$41,987	$29,443	$12,544

Research and Development Expenses. Research and development expenses for our FA program increased during the six months ended June 30, 2025 compared to the same period of the prior year primarily due to costs attributable to DT-216 clinical activities and costs for additional development activities.

Expenses for our FECD program increased compared to the same period of the prior year primarily due to costs associated with DT-168 clinical activities and costs for additional development activities. These increases were partially offset by decreases associated with nonclinical activities that took place in 2024.

Other direct expenses increased compared to the same period of the prior year primarily due to additional activities related to our early stage research programs. The increase in indirect expenses compared to the same period of the prior year was primarily due to employee related expenses including compensation, stock-based compensation and other support for our ongoing development programs.

The following table summarizes our research and development expenses by program, direct and indirect costs for the six months ended June 30, 2025 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
FA	$7,406	$2,363	$5,043
FECD	3,246	2,853	393
Other direct	9,754	5,412	4,342
Indirect	10,709	9,689	1,020
Total research and development expenses	$31,115	$20,317	$10,798

General and Administrative Expenses. The increase in general and administrative expenses was primarily due to a $1.1 million increase in employee compensation, including a $0.9 million in stock-based compensation expenses, a $0.5 million increase in professional services expenses including a $0.4 million one-time charge to write off previously deferred financing costs and $0.1 million in other expenses incurred during the six months ended June 30, 2025 as compared to the same period in 2024.

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

As of June 30, 2025, we had $216.3 million of combined cash, cash equivalents and investment securities, a decrease of $29.2 million from the $245.5 million of cash, cash equivalents and investment securities at December 31, 2024. Further detail of the change in our cash and cash equivalents for the six months ended June 30, 2025 and 2024 is summarized below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(31,230)	$(23,699)
Investing activities	27,986	47,949
Financing activities	384	249
Net (decrease) increase in cash and cash equivalents	$(2,860)	$24,499

Operating Activities. The increase in our net cash used in operating activities was primarily due to the $13.9 million increase in net loss, partially offset by an increase in non-cash expenses and net working capital for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Investing Activities. The decrease in net cash provided by investing activities was primarily due to a net decrease in cash provided from the maturities and purchases of our investment securities during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2025 and 2024 was comprised of proceeds received from the issuance of common stock through our employee stock purchase plan and from employee stock option exercises.

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in May 2022. In May 2025, the Company filed a new shelf registration statement on Form S-3, which became effective in May 2025, to replace the 2022 Shelf Registration Statement (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (ATM Program). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2025 Shelf Registration Statement. As of June 30, 2025, the Company has not sold any shares of its common stock under the ATM Program.

The Company recorded a one-time non-cash charge to general and administrative expenses of approximately $0.4 million during the three and six months ended June 30, 2025. The one-time charge was previously capitalized in other assets on the Company's balance sheets and related to deferred financing costs for the 2022 Registration Statement.

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

Until such time, if ever, as we can generate substantial revenues from product sales to support our cost structure, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts (such as the geopolitical tensions between the U.S. and China, the Russia/Ukraine conflict, the conflict in the Middle East which has recently included actions by Iran, Hamas, Israel and the United States), inflation, tariffs, other fiscal and trade policy changes, bank failures, global supply chain and labor shortage challenges, and the effects of a health epidemic or pandemic. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

For the six months ended June 30, 2025, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an IND in the U.S. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through June 30, 2025.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for each of the six months ended June 30, 2025 and 2024.

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

We may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through June 30, 2025.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program in FA and our other development programs, early clinical development for our FA and FECD programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. As a result, none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $36.8 million and $49.6 million for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2025, we had $216.3 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts (such as the geopolitical tensions between the U.S. and China, the Russia/Ukraine conflict, the conflict in the Middle East which has recently included actions by Iran, Hamas, Israel and the United States), inflation, tariffs, other fiscal and trade policy changes, bank failures, global supply chain and labor shortage challenges, and the effects of a health epidemic or pandemic. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and we have only two product candidates in clinical development, with all of our other research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and nonclinical studies. Our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate, entered into a Phase 1 SAD clinical trial in March 2022, the first clinical trial for one of our product candidates and we completed the Phase 1 MAD clinical trial of the prior DT-216 product candidate in August 2023. We withdrew our IND for the prior DT-216 product candidate in October 2023, and have initiated a Phase 1 SAD clinical trial in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration of DT-216P2, which uses the same drug substance, DT-216. We are conducting our RESTORE-FA Phase 1/2 MAD clinical trial of DT-216P2 and have also completed a Phase 1 clinical trial in normal healthy volunteers for DT-168, our FECD GeneTAC® product candidate. Furthermore, we have initiated a Phase 2 biomarker trial of DT-168 to evaluate safety, tolerability, and corneal endothelium biomarkers in patients with FECD. We have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

While we have conducted nonclinical studies of the prior DT-216 product candidate for the treatment of patients with FA, released initial clinical data from our Phase 1 SAD clinical trial in December 2022 and released initial results from the Phase 1 MAD clinical trial of the prior DT-216 product candidate in August 2023 with results showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, previously reported results from the Phase 1 SAD clinical trial showed that three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the Phase 1 MAD clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100 mg, 200 mg and 300 mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400 mg and 600 mg cohorts) in the Phase 1 SAD clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that a potentially improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the Phase 1 MAD clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, and the initial results from animal studies using a novel and proprietary excipient in DT-216P2, instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 to better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023. We are conducting our RESTORE-FA Phase 1/2 MAD clinical trial of DT-216P2. The RESTORE-FA trial is designed to evaluate the safety, tolerability, PK and PD of IV and subcutaneous administration of DT-216P2 in patients with FA. We anticipate providing an update from the RESTORE-FA trial on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing in 2026. We believe the injection site thrombophlebitis seen with the prior DT-216 product candidate is no longer an issue limiting continued

development of DT-216. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated clinical development and data timelines for the RESTORE-FA trial. In addition, in June 2025, we received a clinical hold notice from the FDA regarding our IND for DT-216P2. The FDA’s request pertains to the starting dose in the United States. Although we plan to address the clinical hold with clinical data and, if needed, nonclinical data, in order to initiate studies for DT-216P2 in the United States, there can be no assurance that we will be able to successfully resolve the FDA clinical hold with such anticipated data or in a timely or efficient manner, or at all, or that we will be able to resume U.S. clinical development for our DT-216 program on the timeframe anticipated, or at all.

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

We are conducting and plan to conduct additional clinical trials for our product candidates outside the United States and the FDA may not accept data from such trials.*

We are conducting and plan to conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with Good Clinical Practices (GCP) requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue our clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt ongoing or planned clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials or nonclinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in December 2022, we reported initial data from the Phase 1 SAD clinical trial for the prior DT-216 product candidate, the first clinical trial for one of our product candidates. Initial safety results from Cohorts 1-5 showed that DT-216 was generally well-tolerated after a single dose of the prior DT-216 product candidate, but three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the subsequent Phase 1 MAD clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100 mg, 200 mg and 300 mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400 mg and 600 mg cohorts) in the Phase 1 SAD clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that a potentially improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the Phase 1 MAD clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, the initial results from animal studies with DT-216P2 using a novel and proprietary excipient, instead of advancing the prior DT-216 product candidate with the current formulation through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 that we believe may better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023. Based on early clinical data and non-clinical studies of DT-216P2, we believe the injection site thrombophlebitis seen with the prior DT-216 product candidate is no longer an issue limiting continued development of DT-216. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated clinical development and data timelines.

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

Early, interim, topline and preliminary data from our nonclinical studies or clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose early, interim, preliminary or topline data from our nonclinical studies or clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the early, interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Early, interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. From time to time, we may also disclose early or interim data from our clinical trials. Early, interim, topline, or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between early, preliminary, interim or topline data and final data could significantly harm our business prospects.

For example, a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes, has shown that human plasma pharmacokinetics (PK) profiles of DT-216P2 were consistent with NHP data following both IV and SC single-dose administration. Early human PK data demonstrated that DT-216P2 exhibited improved exposure and PK parameters compared to the prior DT-216 product candidate, including higher AUC and sustained plasma levels at comparable doses. It is possible that our exposure, PK and other observations will materially change as additional data becomes available, including from the RESTORE-FA Phase 1/2 MAD clinical trial.

In addition, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the early, interim, topline or preliminary data that we report differ from actual results, or if others including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

In February 2023, the FDA approved omaveloxolone, a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older and omaveloxolone was commercially launched by Reata Pharmaceuticals in June 2023. Reata Pharmaceuticals was acquired by Biogen in September 2023. We are also aware of a number of companies with active clinical-stage FA programs including (i) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (ii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iii) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, (iv) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor, and (v) Solid Biosciences evaluating a recombinant AAV-based gene replacement therapy. In addition, several companies have stated that they have preclinical gene therapy programs for FA including Capsida Biotherapeutics, Papillon Therapeutics and Voyager Therapeutics.

We are aware of a number of companies with active clinical-stage FECD programs including (i) Aurion Biotech evaluating a combination cell therapy comprised of donor cells and a Rho kinase inhibitor, (ii) Emmecell evaluating donor cornea endothelial cells delivered through magnetic nanoparticles injected into the anterior chamber, (iii) Kowa Pharmaceutical evaluating Ripasudil, a Rho kinase inhibitor, for use in conjunction with corneal surgery, (iv) Santen Pharmaceutical evaluating STN1010904 (licensed from ActualEyes Inc.), an mTOR inhibitor, and (v) Trefoil Therapeutics evaluating TTHX1114, an engineered FGF1 delivered via intracameral injection, for use in conjunction with corneal surgery.

We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) Arrowhead Pharmaceuticals evaluating an RNA interference (RNAi) conjugate, (iii) Arthex Biotech evaluating anti-miRNA oligonucleotides, (iv) Avidity Biosciences evaluating an antibody linked siRNA, (v) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (vi) EditForce evaluating an RNA editing technology, (vii) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (viii) Juvena Therapeutics evaluating JUV-161, a stem cell-secreted protein, (ix) Modalis Therapeutics evaluating MDL-202, a gene therapy candidate, (x) PepGen evaluating a peptide conjugated antisense oligonucleotide, (xi) Transition Bio evaluating condensate therapeutics, and (xii) Vertex Pharmaceuticals evaluating a peptide conjugated oligonucleotide (licensed from Entrada Therapeutics).

We are aware of a number of companies with active clinical-stage HD programs including (i) Alnylam Pharmaceuticals evaluating an RNAi therapeutic, (ii) Annexon Biosciences evaluating a monoclonal antibody, (iii) Hoffmann-La Roche AG evaluating an antisense oligonucleotide candidate and a gene therapy candidate, (iv) Prilenia Therapeutics evaluating a sigma-1 receptor agonist, (v) PTC Therapeutics evaluating a splicing modifier, (vi) Skyhawk Therapeutics evaluating a splicing modifier, (vii) uniQure evaluating an AAV delivered miRNA, (viii) Vaccinex evaluating a monoclonal antibody, (ix) VICO Therapeutics evaluating an antisense oligonucleotide, and (x) Wave Life Sciences evaluating an antisense oligonucleotide.

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

Changes in methods of product candidate manufacturing may result in additional costs or delays.*

As product candidates progress through nonclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacture batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or nonclinical studies or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue. For instance, while DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA in the Phase 1 SAD clinical trial and the Phase 1 MAD clinical trial, injection site thrombophlebitis was observed in patients at lower dose levels in the Phase 1 MAD clinical trial. Instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, due to concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, we decided to pursue development of a potentially improved formulation using a novel and proprietary excipient with DT-216P2 which has shown favorable injection site tolerability that we believe may better support the future clinical development and regulatory pathway for the drug substance, DT-216. It is possible that our product candidates may require additional formulation or drug substance changes in the future to support continued clinical development. In such event, our development timelines may be materially adversely impacted.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2025, we had 57 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 125 full-time equivalents as of June 30, 2025. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2024, we had U.S. federal and state net operating loss (NOL) carryforwards of $86.4 million and $11.1 million, respectively. U.S. federal and state NOL carryforwards totaling $0.1 million and $10.2 million respectively, begin to expire in 2037, unless previously utilized. The U.S. federal and certain state NOL carryforwards of $86.3 million and $0.9 million, respectively, generated after 2017, may be carried forward indefinitely but the deductibility of such net operating loss carryforwards in a year is limited to 80% of taxable income in such year. In addition, we have U.S. federal and state research and development (R&D) credit carryforwards totaling $9.0 million and $3.2 million, respectively. The U.S. federal R&D credit carryforwards will begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (OBBBA), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Further, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will stay in effect through 2032.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions and proposals, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (1) directives to reduce agency workforce; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

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

We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our, or our third parties’, actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm and other adverse business impacts.*

In the ordinary course of business, we and our collaborators and third-party providers collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, such as proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive information by us and on our behalf. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). In addition, we obtain health information from certain third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

Our employees and personnel use generative artificial intelligence (AI) and/or automated decision-making technologies to perform certain tasks at work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

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

Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.*

The ability of the FDA or other comparable foreign regulatory authorities to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, leadership changes, the ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources, changes in statutes, regulations and policies that affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions, and other business disruptions. Average review times at the FDA and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown occurs and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There is uncertainty as to whether we will be materially and negatively impacted by governmental orders, regulations, policies or guidance, or disruptions to the normal operations of government agencies.

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

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the U.S. government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. The current administration and Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results from operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our information technology systems or sensitive data, or those of our third-party CROs or other contractors, consultants, or third parties with whom we work, may fail or suffer security incidents, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive data related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we or our third-party CROs or other contractors or consultants acting on our behalf process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information, health-related data, and personal data) (collectively, sensitive information).

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations. We and our third-party CROs or other contractors or consultants, are subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing or harvesting, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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

While we have implemented measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely) and security incidents. We have not and may not in the future, however, be able to detect and remediate all such vulnerabilities and security incidents, including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities and security incidents. Vulnerabilities could be exploited and result in security incidents.

We have outsourced elements of our operations to third parties, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions, and as a result we rely on a number of third-party contractors who have access to our sensitive information. We share or receive sensitive information with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, which has occurred in the past, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

Other international and geo-political events could also have a serious adverse impact on our business, including the geopolitical tensions between the U.S. and China, the Russia/Ukraine conflict, and the conflict in the Middle East which has recently included actions by Iran, Hamas, Israel and the United States. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions has affected and could further affect, potentially materially and adversely, global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investment securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through June 30, 2025, we had used approximately $133.4 million of the net proceeds received from our initial public offering to support our operations.

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

32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Design Therapeutics, Inc.

Date: August 7, 2025	By:	/s/ Pratik Shah, Ph.D.
Pratik Shah, Ph.D.
President, Chief Executive Officer and Chairperson
(Principal Executive and Financial Officer)