Form 10-Q
period 2025-09-30
Design Therapeutics, Inc.
filed 2025-11-05
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of October 31, 2025, was 56,963,757.

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
•
the side effect profile observed in nonclinical testing and early clinical testing of DT-216P2 being indicative of the side effect profile that may be expected in the future;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,088	$22,563
Investment securities	190,882	222,914
Prepaid expenses and other current assets	3,059	2,563
Total current assets	209,029	248,040
Property and equipment, net	1,104	1,410
Right-of-use asset, related party	1,637	2,216
Other assets	—	427
Total assets	$211,770	$252,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,913	$2,186
Accrued expenses and other current liabilities (including related party amounts of $866 and $800 respectively)	9,260	6,276
Total current liabilities	11,173	8,462
Operating lease liability, net, related party	877	1,534
Total liabilities	12,050	9,996
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; 56,963,757 and 56,754,341 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	480,365	468,830
Accumulated deficit	(281,009)	(227,214)
Accumulated other comprehensive income	358	475
Total stockholders’ equity	199,720	242,097
Total liabilities and stockholders’ equity	$211,770	$252,093

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (including related party amounts of $228, $224, $686 and $670, respectively)	$14,589	$11,876	$45,704	$32,193
General and administrative (including related party amounts of $130, $134, $395 and $405, respectively)	4,722	4,370	15,594	13,496
Total operating expenses	19,311	16,246	61,298	45,689
Loss from operations	(19,311)	(16,246)	(61,298)	(45,689)
Interest income	2,314	3,207	7,503	9,752
Net loss	$(16,997)	$(13,039)	$(53,795)	$(35,937)

Net loss per share, basic and diluted	$(0.30)	$(0.23)	$(0.95)	$(0.64)
Weighted-average shares of common stock outstanding, basic and diluted	56,950,999	56,620,731	56,856,779	56,555,312

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(16,997)	$(13,039)	$(53,795)	$(35,937)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	53	1,131	(117)	852
Comprehensive loss	$(16,944)	$(11,908)	$(53,912)	$(35,085)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2025	56,948,126	$6	$476,738	$305	$(264,012)	$213,037
Exercises of stock options	15,631	—	37	—	—	37
Stock-based compensation	—	—	3,590	—	—	3,590
Unrealized gain on investments	—	—	—	53	—	53
Net loss	—	—	—	—	(16,997)	(16,997)
Balance at September 30, 2025	56,963,757	$6	$480,365	$358	$(281,009)	$199,720

Balance at December 31, 2024	56,754,341	$6	$468,830	$475	$(227,214)	$242,097
Exercises of stock options	29,968	—	60	—	—	60
Issuance of common stock under employee stock purchase plan	179,448	—	361	—	—	361
Stock-based compensation	—	—	11,114	—	—	11,114
Unrealized loss on investments	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	(53,795)	(53,795)
Balance at September 30, 2025	56,963,757	$6	$480,365	$358	$(281,009)	$199,720

Balance at June 30, 2024	56,620,014	$6	$461,977	$(217)	$(200,524)	$261,242
Exercises of stock options	1,023	—	1	—	—	1
Stock-based compensation	—	—	3,118	—	—	3,118
Unrealized gain on investments	—	—	—	1,131	—	1,131
Net loss	—	—	—	—	(13,039)	(13,039)
Balance at September 30, 2024	56,621,037	$6	$465,096	$914	$(213,563)	$252,453

Balance at December 31, 2023	56,473,598	$6	$455,245	$62	$(177,626)	$277,687
Exercises of stock options	28,088	—	27	—	—	27
Issuance of common stock under employee stock purchase plan	119,351	—	223	—	—	223
Stock-based compensation	—	—	9,601	—	—	9,601
Unrealized gain on investments	—	—	—	852	—	852
Net loss	—	—	—	—	(35,937)	(35,937)
Balance at September 30, 2024	56,621,037	$6	$465,096	$914	$(213,563)	$252,453

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(53,795)	$(35,937)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	466	447
Stock-based compensation	11,114	9,601
Amortization of premiums on investment securities, net	(2,741)	(4,760)
Non-cash lease expense	(13)	9
Deferred financing costs	427	—
Change in operating assets and liabilities:
Prepaid expense and other assets	(496)	(379)
Accounts payable and other liabilities	2,646	(2,226)
Net cash used in operating activities	(42,392)	(33,245)
Cash flows from investing activities
Purchases of investment securities	(204,155)	(165,802)
Proceeds from maturities of investment securities	238,810	208,265
Purchases of property and equipment	(159)	(340)
Net cash provided by investing activities	34,496	42,123
Cash flows from financing activities
Issuance of common stock through employee stock purchase plan	361	223
Proceeds from the exercise of stock options	60	27
Net cash provided by financing activities	421	250
Net (decrease) increase in cash and cash equivalents	(7,475)	9,128
Cash and cash equivalents at beginning of period	22,563	21,200
Cash and cash equivalents at end of period	$15,088	$30,328

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization

Design Therapeutics, Inc. (the “Company”) was incorporated in Delaware in December 2017 and is based in Carlsbad, California. The Company is a clinical-stage biopharmaceutical company pioneering the research and development of GeneTAC® molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. The Company’s lead product candidate is in Friedreich ataxia (FA), its second product candidate is in Fuchs endothelial corneal dystrophy (FECD), its third product candidate is in myotonic dystrophy type-1 (DM1), and it is also advancing GeneTAC® programs to address other diseases.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $281.0 million as of September 30, 2025. The Company had cash, cash equivalents and investment securities of $206.0 million as of September 30, 2025, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash, cash equivalents and investment securities as of September 30, 2025 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

The Company’s CODM is its Chief Executive Officer. The CODM manages the Company's operations as one segment for the purposes of assessing performance and making operating decisions. The Company’s management of segment profit or loss and assets are evaluated at the consolidated level, and it manages its research activities on a consolidated basis.

Issued Accounting Pronouncements Not Yet Adopted

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

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	September 30, 2025	September 30, 2024
Stock options	13,859,522	10,634,334
Employee stock purchase plan	165,206	133,358
Total	14,024,728	10,767,692

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2025:
Assets:
Money market funds(1)	$13,256	$13,256	$—	$—
Certificates of deposit	200	200	—	—
U.S. Treasury securities	178,310	178,310	—	—
U.S. Government agency securities	12,372	—	12,372	—
Total	$204,138	$191,766	$12,372	$—
As of December 31, 2024:
Assets:
Money market funds(1)	$20,800	$20,800	$—	$—
Certificates of deposit	2,898	2,898	—	—
U.S. Treasury securities	197,528	197,528	—	—
U.S. Government agency securities	22,488	—	22,488	—
Total	$243,714	$221,226	$22,488	$—

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment securities consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

		As of September 30, 2025
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$200	$—	$—	$—	$200
U.S. Treasury securities	Within 1 year	145,384	218	(6)	—	145,596
U.S. Treasury securities	Greater than 1 year	32,565	152	(3)	—	32,714
U.S. Government agency securities	Greater than 1 year	12,375	—	(3)	—	12,372
Total		$190,524	$370	$(12)	$—	$190,882

		As of December 31, 2024
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$2,884	$14	$—	$—	$2,898
U.S. Treasury securities	Within 1 year	172,178	391	—	—	172,569
U.S. Government agency securities	Within 1 year	7,500	—	(7)	—	7,493
U.S. Treasury securities	Greater than 1 year	24,878	83	(2)	—	24,959
U.S. Government agency securities	Greater than 1 year	14,999	1	(5)	—	14,995
Total		$222,439	$489	$(14)	$—	$222,914

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

There were 14 and 12 securities in an unrealized loss position at September 30, 2025 and December 31, 2024, respectively. The Company determined that unrealized losses on its available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of September 30, 2025 or December 31, 2024.

The following tables present available-for-sale investments that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of September 30, 2025
	Less than 12 Months		12 Months or Greater	Total
	Estimated		Estimated	Estimated
	Fair		Fair	Fair
	Market	Unrealized	Market	Market	Unrealized
	Value	Losses	Value	Value	Losses
U.S. Treasury securities	$22,527	$(9)	$—	$22,527	$(9)
U.S. Government agency securities	9,872	(3)	—	9,872	(3)
Total	$32,399	$(12)	$—	$32,399	$(12)

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater	Total
	Estimated		Estimated	Estimated
	Fair		Fair	Fair
	Market	Unrealized	Market	Market	Unrealized
	Value	Losses	Value	Value	Losses
Certificates of deposits	$—	$—	$490	$490	$—
U.S. Treasury securities	7,514	(2)	—	7,514	(2)
U.S. Government agency securities	19,987	(12)	—	19,987	(12)
Total	$27,501	$(14)	$490	$27,991	$(14)

As of September 30, 2025, the Company held one domestic certificate of deposit with amortized costs below the Federal Deposit Insurance Corporation insured limit. Accrued interest receivable on available-for-sale investment securities, included in prepaid expenses and other current assets on the Company’s balance sheets, was $1.4 million and $1.3 million as of September 30, 2025 and December 31, 2024, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$1,678	$1,300
Interest receivable	1,381	1,263
Total	$3,059	$2,563

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$2,438	$2,291
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	151	151
Construction in progress	—	—
	3,212	3,065
Less accumulated depreciation	(2,108)	(1,655)
Total	$1,104	$1,410

Accrued expenses and current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued personnel costs	$3,466	$3,576
Accrued research and development costs	4,435	1,220
Current portion of operating lease liability, net, related party	866	800
Accrued other	493	680
Total	$9,260	$6,276

7. Leases

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent laboratory and office space (the “Lease”). Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC. The Lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the “Lease Amendment”) to its Lease with Crossing Holdings, LLC to rent additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment coincides with the term of the Lease and ends in 2027. As of September 30, 2025, the weighted-average remaining lease term for the Company's leases was 1.9 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities as of September 30, 2025 are as follows (in thousands):

2025 (remaining three months)	240
2026	973
2027	663
Total future minimum lease payments	1,876
Less: Present value adjustment	(133)
Operating lease liabilities	$1,743

Rent expense for each of the three months ended September 30, 2025 and 2024 was $0.2 million. Rent expense for each of the nine months ended September 30, 2025 and 2024 was $0.7 million.

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of September 30, 2025 or December 31, 2024.

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

The Company may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through September 30, 2025.

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

In 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an Investigational New Drug Application in the United States. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through September 30, 2025.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three and nine months ended September 30, 2025 and 2024, respectively.

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

10. Stockholders’ Deficit

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in May 2022. In May 2025, the Company filed a new shelf registration statement on Form S-3, which became effective in May 2025, to replace the 2022 Shelf Registration Statement (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

under the 2025 Shelf Registration Statement. As of September 30, 2025, the Company has not sold any shares of its common stock under the ATM Program.

The Company recorded a one-time non-cash charge to general and administrative expenses of approximately $0.4 million during the nine months ended September 30, 2025. The one-time charge was previously capitalized in other assets on the Company's balance sheets and related to deferred financing costs for the 2022 Registration Statement.

11. Stock-Based Compensation

Equity Incentive Award Plans

The number of shares of common stock available for issuance under the Company's 2021 Equity Incentive Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2025, the total number of shares available for future issuance was 5,399,258.

The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	10,328,177	$6.96
Granted	3,933,526	$5.74
Exercised	(29,968)	$2.01
Forfeited	(372,213)	$12.19
Balance at September 30, 2025	13,859,522	$6.48

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,674	$1,524	$5,010	$4,679
General and administrative	1,916	1,594	6,104	4,922
Total	$3,590	$3,118	$11,114	$9,601

In August 2023, the Company granted two stock options, each to purchase up to 525,000 shares of the Company's common stock, which contained both time-based and performance-based conditions. Stock-based compensation expense for awards with performance conditions is recognized ratably for each vesting tranche when the achievement of such performance conditions is determined to be probable. The Company assessed the probability of achieving the performance-based conditions and recorded $0.1 million in related general and administrative stock-based compensation expense during the three months ended September 30, 2025 and 2024. The Company recorded $0.6 million and $0.2 million in related general and administrative stock-based compensation expense during the nine months ended September 30, 2025 and 2024, respectively.

2021 Employee Stock Purchase Plan

The number of shares of common stock available for issuance under the Company's ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2025, the Company had issued 555,834 shares of the Company's common stock under the ESPP and had 2,292,694 shares available for future issuance.

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

Rent, and related operating expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$217	$213	$654	$638
General and administrative	70	74	215	225
Total expenses	$287	$287	$869	$863

Consulting Agreements

In January 2019, the Company entered into an agreement with the Marlinspike Group, LLC (“Marlinspike Group”) for research support, management, and business consulting services (the “2019 Consulting Agreement”). Further, Marlinspike Group provides the use of its office space in Carlsbad, California to the Company on an as-available basis from time to time pursuant to the agreement. The Company’s Chief Executive Officer and Chairperson of its board of directors is an executive officer of Marlinspike Group.

In March 2020, the 2019 Consulting Agreement was terminated and replaced with an amended consulting agreement (the “2020 Consulting Agreement”), which provides for similar services and use of office space for a monthly fee of $20,000. Pursuant to the terms of the 2020 Consulting Agreement, it shall remain in effect until otherwise terminated. Termination may occur at any time upon mutual agreement or unilaterally upon 30 days’ written notice. If the Company unilaterally terminates the 2020 Consulting Agreement for any reason other than cause, it would be subject to a $240,000 termination fee. There has been no termination and the Company cannot determine when, or if, such a termination will occur and hence has not recorded a liability for the fee.

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$60	$60	$180	$180
Total expenses	$60	$60	$180	$180

In December 2017, the Company entered into a consulting agreement with Aseem Z. Ansari, Ph.D., a co-founder, to provide consulting services and advise on certain research and development activities (the “Research Consulting Agreement”). The Research Consulting Agreement, as amended in November 2023, provides for an option grant to Dr. Ansari to purchase 100,000 shares of the Company's common stock. The option has a grant date fair value of $1.72 per share and is being expensed to research and development over a four-year vesting period. The Company recorded approximately $11,000 in related stock-based compensation expense during each of the three months ended September 30, 2025 and 2024 and approximately $32,000 during each of the nine months ended September 30, 2025 and 2024.

Expenses recognized by the Company under the Research Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$11	$11	$32	$32
Total expenses	$11	$11	$32	$32

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

13. Segment Information

The Company manages the business activities at the consolidated level and operates in one operating and reportable segment. The Company’s CODM is its chief executive officer. The CODM primarily utilizes long-range financial projections and cash runway in order to allocate resources and to assess performance. As of September 30, 2025, the Company has no revenue and all the Company’s long-lived assets were located within the United States. The CODM is regularly provided with the following significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$2,314	$3,207	$7,503	$9,752
Less:
Direct program expense	9,295	7,109	29,701	17,737
Personnel expense	4,158	3,747	12,935	11,679
Stock-based compensation expense	3,590	3,118	11,114	9,601
Other segment items(1)	2,268	2,272	7,548	6,672
Segment net loss	$(16,997)	$(13,039)	$(53,795)	$(35,937)
Net loss	$(16,997)	$(13,039)	$(53,795)	$(35,937)

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

We are conducting our RESTORE-FA (Reactivating Expression Suppressed Through Overcoming Repeat Expansion for FA) Phase 1/2 MAD clinical trial of DT-216P2. The RESTORE-FA trial is designed to evaluate the safety, tolerability, PK and pharmacodynamics (PD) of IV and SC of DT-216P2 in patients with FA. We anticipate providing an update from the RESTORE-FA trial on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing in the second half of 2026.

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

In May 2025, we reported results from a completed Phase 1, double-masked, placebo-controlled, randomized, SAD/MAD clinical trial evaluating the safety, tolerability and systemic PK of DT-168 ophthalmic solution in normal healthy volunteers. Twenty-four normal healthy volunteers received either placebo or single- and multiple-ascending doses of DT-168 eye drops twice daily for seven days (up to a maximum dose of two 0.5% drops twice-daily). DT-168 eye drops were well-tolerated in all participants. There were no serious adverse events, no ocular adverse events (AEs) and no treatment discontinuations due to AEs in the trial. All observed AEs were deemed not related to DT-168 by the trial investigator. PK analysis demonstrated systemic exposure below the limit of quantitation for all participants across all timepoints and all dose groups. In parallel with the Phase 1 trial, we conducted reference range studies which showed consistently different splicing in the corneal endothelium between unaffected eye donors and surgical samples from mutant TCF4 FECD patients, supporting the potential for corneal endothelium biomarkers as a clinical proof-of-concept measure of drug activity. We are conducting a Phase 2 biomarker trial of DT-168 to evaluate safety, tolerability, and corneal endothelium biomarkers in patients with FECD. FECD Patients will receive 0.5% DT-168 eye drops twice-daily for approximately four weeks or more before corneal transplant surgery. Following surgery, tissues from the treated eyes of FECD patients will undergo testing to assess corneal endothelium biomarkers including the abnormal splicing of genes known as spliceopathy. We anticipate reporting data from the Phase 2 biomarker trial in the second half of 2026.

In November 2025, we nominated our third GeneTAC® small molecule, DT-818, as a development candidate for the treatment of DM1. The underlying cause of DM1 is a CTG repeat expansion in the DMPK gene, which DT-818 is designed to address by selectively reducing transcription of the mutant expanded allele. In preclinical studies, DT-818 has demonstrated a potential best-in-disease profile for DM1, including a greater than 90% reduction in toxic RNA foci in DM1 patient cells, corresponding splicing correction and selective targeting of mutant DMPK. In preclinical models of DM1 (HSALR mouse model with CTG repeats under the control of the actin promoter), DT-818 treatment resulted in improved myotonia and foci reduction. In tissue distribution studies in NHPs, DT-818 levels were observed to be at expected pharmacologic levels in key target tissues at well-tolerated doses. We have obtained regulatory clearance to initiate clinical development of DT-818 and plan to begin dosing DM1 patients in a Phase 1 MAD trial in Australia to assess safety and correction of mis-splicing in the first half of 2026, with splicing data expected in 2027.

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

To date, we have incurred net losses and negative cash flows from operations since our inception and as of September 30, 2025 had an accumulated deficit of $281.0 million. Our cash, cash equivalents and investment securities balance as of September 30, 2025 was $206.0 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our operating expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$14,589	$11,876	$2,713
General and administrative	4,722	4,370	352
Total operating expenses	$19,311	$16,246	$3,065

Research and Development Expenses. Research and development expenses for our FA program increased during the three months ended September 30, 2025 compared to the same period of the prior year primarily due to costs attributable to DT-216 clinical activities and costs for additional development activities.

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

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
FA	$3,445	$3,238	$207
FECD	1,579	1,213	366
Other direct	4,271	2,658	1,613
Indirect	5,294	4,767	527
Total research and development expense	$14,589	$11,876	$2,713

General and Administrative Expenses. The increase in general and administrative expenses was primarily due to a $0.3 million increase in stock-based compensation expenses and $0.1 million in other expenses incurred during the three months ended September 30, 2025 as compared to the same period in 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our operating expenses for the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$45,704	$32,193	$13,511
General and administrative	15,594	13,496	2,098
Total operating expenses	$61,298	$45,689	$15,609

Research and Development Expenses. Research and development expenses for our FA program increased during the nine months ended September 30, 2025 compared to the same period of the prior year primarily due to costs attributable to DT-216 clinical activities and costs for additional development activities.

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

The following table summarizes our research and development expenses by program, direct and indirect costs for the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
FA	$10,851	$5,601	$5,250
FECD	4,825	4,066	759
Other direct	14,025	8,070	5,955
Indirect	16,003	14,456	1,547
Total research and development expenses	$45,704	$32,193	$13,511

General and Administrative Expenses. The increase in general and administrative expenses was primarily due to a $1.4 million increase in employee compensation, including a $1.2 million in stock-based compensation expenses, a $0.6 million increase in professional services expenses including a $0.4 million one-time charge to write off previously deferred financing costs and $0.1 million in other expenses incurred during the nine months ended September 30, 2025 as compared to the same period in 2024.

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

As of September 30, 2025, we had $206.0 million of combined cash, cash equivalents and investment securities, a decrease of $39.5 million from the $245.5 million of cash, cash equivalents and investment securities at December 31, 2024. Further detail of the change in our cash and cash equivalents for the nine months ended September 30, 2025 and 2024 is summarized below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(42,392)	$(33,245)
Investing activities	34,496	42,123
Financing activities	421	250
Net (decrease) increase in cash and cash equivalents	$(7,475)	$9,128

Operating Activities. The increase in our net cash used in operating activities was primarily due to the $17.9 million increase in net loss, partially offset by an increase in non-cash expenses and net working capital for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Investing Activities. The decrease in net cash provided by investing activities was primarily due to a net decrease in cash provided from the maturities and purchases of our investment securities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2025 and 2024 was comprised of proceeds received from the issuance of common stock through our employee stock purchase plan and from employee stock option exercises.

Shelf Registration Statement

In April 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in May 2022. In May 2025, the Company filed a new shelf registration statement on Form S-3, which became effective in May 2025, to replace the 2022 Shelf Registration Statement (the 2025 Shelf Registration Statement). The 2025 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (ATM Program). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2025 Shelf Registration Statement. As of September 30, 2025, the Company has not sold any shares of its common stock under the ATM Program.

The Company recorded a one-time non-cash charge to general and administrative expenses of approximately $0.4 million during the nine months ended September 30, 2025. The one-time charge was previously capitalized in other assets on the Company's balance sheets and related to deferred financing costs for the 2022 Registration Statement.

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

For the nine months ended September 30, 2025, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an IND in the United States. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through September 30, 2025.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for each of the nine months ended September 30, 2025 and 2024.

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

We may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through September 30, 2025.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program in FA and our other development programs, early clinical development for our FA and FECD programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. As a result, none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $53.8 million and $49.6 million for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2025, we had $206.0 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and we have only two product candidates in clinical development, with all of our other research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and nonclinical studies. Our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate, entered into a Phase 1 SAD clinical trial in March 2022, the first clinical trial for one of our product candidates and we completed the Phase 1 MAD clinical trial of the prior DT-216 product candidate in August 2023. We withdrew our IND for the prior DT-216 product candidate in October 2023, and have initiated a Phase 1 SAD clinical trial in normal healthy volunteers in Australia to evaluate single doses using multiple routes of administration of DT-216P2, which uses the same drug substance, DT-216. We are conducting our RESTORE-FA Phase 1/2 MAD clinical trial of DT-216P2 and have also completed a Phase 1 clinical trial in normal healthy volunteers for DT-168, our FECD GeneTAC® product candidate. Furthermore, we are conducting a Phase 2 biomarker trial of DT-168 to evaluate safety, tolerability, and corneal endothelium biomarkers in patients with FECD. We have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

While we have conducted nonclinical studies of the prior DT-216 product candidate for the treatment of patients with FA, released initial clinical data from our Phase 1 SAD clinical trial in December 2022 and released initial results from the Phase 1 MAD clinical trial of the prior DT-216 product candidate in August 2023 with results showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, previously reported results from the Phase 1 SAD clinical trial showed that three patients on the prior DT-216 product candidate had injection site thrombophlebitis that were mild or moderate and resolved without treatment. DT-216 was generally well-tolerated in the Phase 1 MAD clinical trial. However, self-limited injection site thrombophlebitis was observed in five patients across all three dose levels (100 mg, 200 mg and 300 mg), whereas injection site thrombophlebitis was only observed at higher doses (the 400 mg and 600 mg cohorts) in the Phase 1 SAD clinical trial. Nonclinical studies showed that the injection site reactions were attributable to the formulation excipients in the prior DT-216 product candidate formulation, and that improving the formulation composition could enable higher doses and chronic administration. We have since shown that a potentially improved formulation using a novel and proprietary excipient with DT-216P2 had favorable injection site tolerability following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the injection site thrombophlebitis observed in the Phase 1 MAD clinical trial and concern for potential worsening of injection site thrombophlebitis at higher doses with multiple administration, and the initial results from animal studies using a novel and proprietary excipient in DT-216P2, instead of advancing the prior DT-216 product candidate through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 to better support the future clinical development and regulatory pathway for the drug substance DT-216. We withdrew our IND for the prior DT-216 product candidate in October 2023. We are conducting our RESTORE-FA Phase 1/2 MAD clinical trial of DT-216P2. The RESTORE-FA trial is designed to evaluate the safety, tolerability, PK and PD of IV and subcutaneous administration of DT-216P2 in patients with FA. We anticipate providing an update from the RESTORE-FA trial on the effect of DT-216P2 on endogenous FXN levels following 12 weeks of dosing in the second half of 2026. We believe the injection site thrombophlebitis seen with the prior DT-216 product candidate is no longer an issue limiting continued development of DT-216. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated clinical development and data timelines for the RESTORE-FA trial. In addition, in June 2025, we received a clinical hold notice from the FDA regarding our IND for DT-216P2. The FDA’s request pertains to the starting dose in the United States. Although we plan to address the clinical hold with clinical data and, if needed, nonclinical data, in order to initiate studies for DT-216P2 in the United States, there can be no assurance that we will be able to successfully resolve the FDA clinical hold with such anticipated data or in a timely or efficient manner, or at all, or that we will be able to resume U.S. clinical development for our DT-216 program on the timeframe anticipated, or at all.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. We may also experience enrollment challenges if patients that would otherwise enroll in our trial choose not to do so, or are not eligible to do so, as a result of treatment with another drug. For example, the FDA approved omaveloxolone for the treatment of FA in adults and adolescents aged 16 years and older in February 2023, and omaveloxolone was commercially launched in June 2023. The availability of omaveloxolone may impact future enrollment of our planned clinical trials. FA patients receiving omaveloxolone may be ineligible to enroll in a clinical trial for DT-216P2 or may choose not to do so due to the availability of an approved product. Furthermore, patients enrolled in our clinical trials may receive omaveloxolone and we cannot predict the impact of potential drug interactions on trial results. Likewise, patient enrollment for our planned Phase 1 MAD study of DT-818 may be adversely impacted by competition from clinical trials for other DM1 treatments. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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

We will also compete more generally with other companies developing alternative scientific and technological approaches to modulate individual genes, including other companies working to develop nuclease-based gene editing technologies, such as Beam Therapeutics, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences, Rocket Pharmaceuticals, Sangamo Biosciences and Verve Therapeutics (a wholly owned subsidiary of Eli Lilly and Company).

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2025, we had 55 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 123 full-time equivalents as of September 30, 2025. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions and proposals, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (1) directives to reduce agency workforce; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

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

Geopolitical actions in the United States and in foreign countries (such as retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. Further, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15. 122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entities' intellectual property rights. Additionally, changes in US trade policy, including the imposition of new or increased tariffs as well as retaliatory measures by other countries, could adversely affect our patent strategy, such as where we choose to file, maintain, or enforce our patents. Also, if we are required to move our research or manufacturing activities to new regions, this may expose us to jurisdictions with weaker intellectual property enforcement, differing patent eligibility standards, or greater risk of compulsory licensing. These factors could compromise the protection or value of our proprietary technologies, including our core patents and related know-how.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., for instance, the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the Inflation Reduction Act (IRA) passed by Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run. Additionally, in July 2025, the FDA announced its intent to increase transparency by publicly releasing portions of Complete Response Letters (CRLs) issued to drug and biologic sponsors. While the FDA has stated that confidential information will be protected, it remains unclear how such disclosures will be implemented. Because CRLs often contain specific observations about study design, clinical endpoints, chemistry, manufacturing, and controls (CMC) data, or other proprietary information, any public release could unintentionally disclose information that competitors may use to infer proprietary aspects of our product candidates or platform technologies. This could compromise the confidentiality of our trade secrets and know-how or facilitate third-party efforts to design around or challenge the validity, enforceability, or scope of our patents, or accelerate the development of generics or biosimilars. If we are required to modify or limit the information shared with the FDA to mitigate such risks, it could increase costs, slow our regulatory interactions, or delay product approval timelines.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investment securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through September 30, 2025, we had used approximately $126.9 million of the net proceeds received from our initial public offering to support our operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There are no disclosures required by this Item 5, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” as those terms are defined in Item 408 of Regulation S-K.

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

Design Therapeutics, Inc.

Date: November 5, 2025	By:	/s/ Pratik Shah, Ph.D.
Pratik Shah, Ph.D.
President, Chief Executive Officer and Chairperson
(Principal Executive and Financial Officer)