Form 10-K
period 2025-12-31
Design Therapeutics, Inc.
filed 2026-03-09
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2025, the last business day of the Registrant's most recently completed second quarter, was approximately $114,342,718.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2026 was 61,672,279.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than April 30, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
We are early in our development efforts, with three product candidates in clinical development and with all of our other research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.
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

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTAC® molecules. At doses that were observed to be well-tolerated in rodents and non-human primates (NHPs), FA GeneTAC® molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTAC® molecules. Previously, we reported clinical data for our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate (DT-216P1) from a Phase 1 single-ascending dose (SAD) clinical trial in December 2022 and a Phase 1 multiple-ascending dose (MAD) clinical trial in August 2023. Both studies showed that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA. Data from the Phase 1 MAD clinical trial for DT-216P1 suggests more sustained exposure to DT-216 is likely needed to achieve a more durable increase in FXN expression. We then shifted focus to developing DT-216 with a potentially improved formulation to enable more sustained exposure for the treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels after administration of DT-216P2 than was seen in studies with DT-216P1.

A Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers to evaluate single doses using multiple routes of administration, specifically IV infusion and subcutaneous (SC) injection and infusion routes, has shown that DT-216P2 has been generally well-tolerated. Human plasma pharmacokinetics (PK) profiles of DT-216P2 were consistent with NHP data following both IV and SC single-dose administration and human PK data has demonstrated that DT-216P2 exhibited improved exposure and PK parameters compared to DT-216P1, including higher area under the curve (AUC) and sustained plasma levels at comparable doses.

We are conducting our RESTORE-FA (Reactivating Expression Suppressed Through Overcoming Repeat Expansion for FA) Phase 1/2 MAD clinical trial of DT-216P2. The RESTORE-FA trial is designed to evaluate the safety, tolerability, PK and pharmacodynamics (PD) of IV and SC of DT-216P2 in patients with FA. We anticipate providing an update from the RESTORE-FA trial on the effect of DT-216P2 on endogenous frataxin levels following 12 weeks of dosing in the second half of 2026.

In June 2025, we received a clinical hold notice from the FDA regarding our IND application for DT-216P2. In December 2025, the clinical hold was lifted and we received clearance from the FDA to initiate clinical studies for DT-216P2.

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

In May 2025, we reported results from a completed Phase 1, double-masked, placebo-controlled, randomized, SAD/MAD clinical trial evaluating the safety, tolerability and systemic PK of DT-168 ophthalmic solution in normal healthy volunteers. DT-168 eye drops were well-tolerated in all participants with a maximum dose of two 0.5% drops twice-daily for seven days. There were no serious adverse events, no ocular adverse events (AEs) and no treatment discontinuations due to AEs in the trial. All observed AEs were deemed not related to DT-168 by the trial investigator. In parallel with the Phase 1 trial, we conducted reference range studies which showed consistently different splicing in the corneal endothelium between unaffected eye donors and surgical samples from mutant TCF4 FECD patients, supporting the potential for corneal endothelium biomarkers as a clinical proof-of-concept measure of drug activity. We are conducting a Phase 2 biomarker trial of DT-168 to evaluate safety, tolerability, and corneal endothelium biomarkers in patients with FECD. We anticipate reporting data from the Phase 2 biomarker trial in the second half of 2026.

In the fourth quarter of 2025, we announced DT-818 as our GeneTAC® small molecule development candidate for the treatment of DM1. In preclinical studies, DT-818 has demonstrated a potential best-in-disease profile for DM1, including a greater than 90% reduction in toxic RNA foci in DM1 patient cells, corresponding splicing correction and selective targeting of mutant DMPK. In an actin repeat mouse model of DM1 (HSALR mouse model), DT-818 treatment resulted in improved myotonia and foci reduction. In tissue distribution studies in NHPs, DT-818 levels were observed to be at expected pharmacologic levels in key target tissues at well-tolerated doses. In the fourth quarter of 2025, we obtained regulatory clearance to initiate clinical development of DT-818 and plan to begin dosing DM1 patients in a Phase 1 MAD trial in the first half of 2026. The study, with results anticipated in 2027, is expected to assess safety and correction of mis-splicing.

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

Our lead candidates and early development programs are summarized in the table below in Figure 1:

Figure 1: GeneTAC® Pipeline

Gene	Monogenic disease	Differentiated profile	Status
CLINICAL	**Friedreich Ataxia**	FRATAXIN (FXN)	GAA repeat expansion leads to reduced transcription	Restoration of endogenous frataxin with broad tissue distribution	RESTORE-FA MAD trial ongoing; 12-wk patient data expected 2H 2026
CLINICAL	**FECD**	TCF4	CTG repeat expansion causes corneal endothelial cell dysfunction	Allele-selective reduction of mutant transcript (TCF4) with an eye drop	Ph2 biomarker trial in patients ongoing; data expected 2H 2026
CLINICAL	**DM1**	DMPK	CTG repeat expansion causes nuclear foci & cellular dysfunction	Allele-selective reduction of mutant DMPK leads to foci resolution & splicing correction	DT-818 patient dosing expected 1H 26
PRECLINICAL	**Huntington's Disease**	HUNTINGTIN (HTT)	CAG repeat expansion leads to toxic mRNA & protein product	Allele-selective reduction of mutant HTT	Next step: Select DC

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

The estimated prevalence of FA is 1 in 40,000-50,000, affecting more than 5,000 individuals living in the United States and more than 20,000 in Europe. Our FA GeneTAC® candidate is designed to address the genetic basis of the disease by restoring functional FXN protein levels. Data from prior Phase 1 clinical trials with DT-216P1 showed that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, but these data from DT-216P1 suggest more sustained exposure to DT-216 is likely needed to achieve a more durable increase in FXN expression. We then shifted focus to developing DT-216 with a potentially improved formulation to enable more sustained exposure. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels after administration of DT-216P2 than was seen in studies with DT-216P1.

A Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes, has shown that DT-216P2 has been generally well-tolerated and human PK data has demonstrated that DT-216P2 exhibited improved exposure and PK parameters compared to DT-216P1, including higher AUC and sustained plasma levels at comparable doses. We are conducting our RESTORE-FA Phase 1/2 MAD clinical trial of DT-216P2. The RESTORE-FA trial is designed to evaluate the safety, tolerability, PK and PD of IV and SC of DT-216P2 in patients with FA. We anticipate providing an update from the RESTORE-FA trial on the effect of DT-216P2 on endogenous frataxin levels following 12 weeks of dosing in the second half of 2026.

FECD Program Overview (DT-168)

Our FECD program is focused on the development of a potentially disease-modifying medical treatment for FECD. FECD is characterized by progressive degeneration of the corneal endothelium and subsequent loss of vision. This eye disease affects millions of people in the United States, with approximately 60-80% of cases caused by a CTG trinucleotide repeat expansion within the TCF4 gene, leading to the formation of pathogenic RNA foci, global splicing dysregulation, cellular dysfunction, and eventual loss of corneal endothelial cells. Due to the lack of disease-modifying therapies approved for FECD, corneal surgery is currently the only approved procedure used to restore vision. Our approach utilizes our FECD GeneTAC® molecules to selectively target the expanded CTG repeats in the TCF4 gene to reduce RNA foci formation and mis-splicing. We believe our preclinical data support the potential of our FECD GeneTAC® small molecules to correct the most common underlying genetic cause of FECD. We are currently conducting an observational study in FECD to confirm disease characteristics and evaluate deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. We have achieved our enrollment goal for the observational study by recruiting and completing baseline assessments on approximately 250 FECD patients. Based on the baseline characteristics data, we have chosen approximately 100 patients for future follow-up visits. This will inform our clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success. We reported results from a completed Phase 1 clinical trial with normal healthy volunteers evaluating the safety, tolerability and systemic PK of DT-168 in May 2025 and we are conducting a Phase 2 biomarker trial of DT-168 to evaluate safety, tolerability, and corneal endothelium biomarkers in patients with FECD. We anticipate reporting data from the Phase 2 biomarker trial in the second half of 2026.

DM1 Program Overview

Our DM1 program is focused on the development of a potentially disease-modifying treatment for DM1. DM1 is a monogenic, autosomal dominant, progressive neuromuscular disease that affects skeletal muscle, heart, brain, and other organs. The cardinal features include muscle weakness, myotonia (slow muscle relaxation), and early cataracts. In addition, affected individuals often experience cardiac arrhythmias, changes in neuropsychological function, and gastrointestinal symptoms. DM1 is caused by a mutation in the DMPK gene and is estimated to affect more than 70,000 people in the United States. Our DM1 GeneTAC® molecules are designed to address the genetic cause of the disease by preventing the expression of mutant gene product and consequently of pathogenic nuclear foci. In the fourth quarter of 2025, we announced DT-818 as our GeneTAC® small molecule development candidate for the treatment of DM1. In preclinical studies, DT-818 has demonstrated a potential best-in-disease profile for DM1, including a greater than 90% reduction in toxic RNA foci in DM1 patient cells, corresponding splicing correction and selective targeting of mutant DMPK. In an actin repeat mouse model of DM1 (HSALR mouse model), DT-818 treatment resulted in improved myotonia and foci reduction. In tissue distribution studies in NHPs, DT-818 levels were observed to be at expected pharmacologic levels in key target tissues at well-tolerated doses. In the fourth quarter of 2025, we obtained regulatory clearance to initiate clinical development of DT-818 and plan to begin dosing DM1 patients in a Phase 1 MAD trial in the first half of 2026. The study, with results anticipated in 2027, is expected to assess safety and correction of mis-splicing.

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

Our Strategy

We aim to leverage our GeneTAC® platform to design, develop and commercialize a pipeline of disease-modifying therapeutic candidates designed to treat a wide range of inherited nucleotide repeat expansion diseases for which there is urgent unmet medical need. In order to achieve our goal, we intend to:

•
Advance our Lead Program in FA Through Clinical Development to Offer Meaningful Patient Benefit. FA is a monogenic, autosomal recessive, progressive multi-system disease that affects organ systems highly dependent on mitochondrial function, eventually leading to neurological, cardiac, and metabolic dysfunction. Our FA GeneTAC® molecules are specifically designed to restore levels of endogenous FXN, the underlying cause of FA. Restoration of FXN has been shown to improve FA-like symptoms in animal models. We believe that demonstrating clinical proof of concept by restoring FXN expression in FA patients may confirm the therapeutic potential of our FA GeneTAC® molecules and underscore the broader potential of our GeneTAC® platform. Data from the prior Phase 1 clinical trials of our lead FA GeneTAC® small molecule, DT-216, formulated as DT-216P1, showed that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, but these data suggest more sustained exposure to DT-216 is likely needed to achieve a more durable increase in FXN expression; as a result, following the Phase 1 MAD clinical trial of DT-216P1 we shifted focus to developing DT-216 with a potentially improved formulation to enable more sustained exposure. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels after administration of DT-216P2 than was seen in studies with DT-216P1. A Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes, has shown that DT-216P2 has been generally well-tolerated. Human plasma PK profiles of DT-216P2 were consistent with NHP data following both IV and SC single-dose administration and human PK data has demonstrated that DT-216P2 exhibited improved exposure and PK parameters compared to DT-216P1, including higher AUC and sustained plasma levels at comparable doses. We are conducting our RESTORE-FA (Reactivating Expression Suppressed Through Overcoming Repeat Expansion for FA) Phase 1/2 MAD clinical trial of DT-216P2. The RESTORE-FA trial is designed to evaluate the safety, tolerability, PK and PD of IV and SC of DT-216P2 in patients with FA. We anticipate providing an update from the RESTORE-FA trial on the effect of DT-216P2 on endogenous frataxin levels following 12 weeks of dosing in the second half of 2026.

•
Advance our FECD Program Through Clinical Development to Offer Meaningful Patient Benefit. FECD is a genetic eye disease characterized by bilateral degeneration of corneal endothelial cells and progressive loss of vision, for which the only approved option for treatment is corneal surgery. DT-168 is our FECD GeneTAC® small molecule designed to target the CTG repeats in the TCF4 gene and selectively block transcription of the expansion-containing allele. We are currently conducting an observational study in FECD to confirm disease characteristics and evaluate deterioration in the context of running a trial and to identify characteristics of FECD patients at risk of more rapid disease progression. We have achieved our enrollment goal for the observational study by recruiting and completing baseline assessments on approximately 250 FECD patients. Based on the baseline characteristics data, we have chosen approximately 100 patients for future follow-up visits. This will inform our clinical development efforts and we believe it could potentially increase the probability of DT-168 programmatic success. We reported results from a Phase 1 clinical trial with normal healthy volunteers evaluating the safety, tolerability and systemic PK of DT-168 in May 2025 and we are conducting a Phase 2 biomarker trial of DT-168 to evaluate safety, tolerability, and corneal endothelium biomarkers in patients with FECD. We anticipate reporting data from the Phase 2 biomarker trial in the second half of 2026.

•
Advance our DM1 Program Through Clinical Development to Offer Meaningful Patient Benefit. DM1 is a serious monogenic degenerative disease for which there are currently no available treatments. DT-818 is our DM1 GeneTAC® small molecule designed to reduce the formation of repeat RNA hairpin structures that trap splicing factors and form pathogenic nuclear foci that cause DM1. Blocking the formation of pathogenic nuclear foci has demonstrated phenotypic benefit in DM1 patients. In the fourth quarter of 2025, we obtained regulatory clearance to initiate clinical development of DT-818 and plan to begin dosing DM1 patients in a Phase 1 MAD trial in the first half of 2026. The study, with results anticipated in 2027, is expected to assess safety and correction of mis-splicing.

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

Our company was started by Pratik Shah, Ph.D. and Aseem Z. Ansari, Ph.D. Dr. Shah, our Co-Founder, President, Chief Executive Officer and Chairperson, has more than 30 years of experience founding and leading biopharmaceutical companies and healthcare investment decisions. Dr. Ansari, our Co-Founder, is an internationally recognized pioneer in transcriptional regulation and DNA targeting molecules and the chair of the Department of Chemical Biology and Therapeutics at St. Jude Children’s Research Hospital. Sean Jeffries, Ph.D., our Chief Operating Officer, brings over 20 years of experience in business development, portfolio management, and research and development strategy for both emerging and large biopharmaceuticals companies. Chris M. Storgard, M.D., our Chief Medical Officer, has over two decades of leadership and hands-on drug development experience advancing multiple assets from preclinical stages through global regulatory approvals.

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

Background on prior development efforts for DT-216

In preclinical studies for our lead program in FA, at doses that were observed to be well-tolerated in rodents and NHPs, FA GeneTAC® molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTAC® molecules. In February 2022, the IND for our lead FA GeneTAC® small molecule, DT-216, formulated as DT-216P1, was cleared by the FDA to commence Phase 1 clinical trials. In December 2022, we reported positive initial data from the Phase 1 SAD clinical trial showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, with a greater than two-fold increase in FXN mRNA in the cohort with the highest response.

In August 2023, we reported data from the Phase 1 MAD clinical trial of DT-216P1 where we observed that DT-216 levels in plasma and muscle were comparable and the exposures in plasma and muscle were both transient. Following three weekly intravenous administrations of DT-216P1, we observed plasma PK characterized by an extended alpha phase and a rapid decrease in the plasma after only a few hours, reaching ~10nM after seven days. We also observed in the 200 mg and 300 mg cohorts that DT-216 levels in tissue were approximately 8-10 nM two days after the third weekly dose and approximately 1 nM seven days after the third weekly dose.

Figure 4: DT-216P1 Phase 1 MAD trial: plasma and muscle DT-216 PK after 3rd dose

Figure 4. Study participants were randomized to receive three weekly intravenous injections of DT-216P1 across the 100 mg, 200 mg, and 300 mg cohorts. Plasma and muscle biopsy samples were collected at indicated time points for determination of DT-216 levels by LC-MS/MS. Data are depicted as Mean ± SD.

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

Figure 5: DT-216P1 Phase 1 MAD trial: FXN expression in FA Patients

Figure 5. Post-splice FXN mRNA was measured using intron spanning RT-qPCR to detect post-spliced mature mRNA in FA patients two days and seven days after the third weekly dose of DT-216P1. Left: Exploratory analyses were conducted using a non-parametric Wilcoxon Rank-Sum model. Data are depicted as Mean ± SE. NS, not significant. Right: percentiles and quartiles assume individual FA patient baselines in the MAD study are the median FA patient FXN mRNA value from an observational muscle biopsy study.

DT-216 was generally well-tolerated after three intravenous doses of DT-216P1 or placebo. There were no serious or severe adverse events and no treatment-related discontinuations. All adverse events were mild or moderate. Sporadic, self-limited thrombophlebitis was observed at the injection site in patients who received DT-216P1. Nonclinical studies showed that this thrombophlebitis at the injection site was attributable to the formulation excipients in DT-216P1.

We believe the results from our Phase 1 MAD trial underscore the promise of DT-216 as a potential disease-modifying treatment for FA. We elected to complete dose escalation in this Phase 1 trial at the 300 mg cohort due to concern for potential worsening of thrombophlebitis at higher doses with multiple administration. We then shifted focus to developing DT-216 with a potentially improved formulation to enable higher exposure and chronic administration for treatment of FA. These efforts resulted in a new product candidate that we call DT-216P2, which uses the same drug substance, DT-216.

DT-216P2 development efforts and plans

We developed DT-216P2 using a proprietary and novel excipient. During preclinical evaluation of DT-216P2 we observed a superior profile to DT-216P1. In rats and NHPs we observed a higher and more sustained plasma PK, no vein thrombophlebitis with no change in the in vitro activity profile.

A Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes, has shown that DT-216P2 has been generally well-tolerated. Human plasma PK profiles of DT-216P2 were consistent with NHP data following both IV and SC single-dose administration and human PK data has demonstrated that DT-216P2 exhibited improved exposure and PK parameters compared to DT-216P1, including higher AUC and sustained plasma levels at comparable doses.

Figure 6: DT216P2 has exhibited improved exposure over the prior formulation (DT-216P1) at comparable doses

Figure 6: Data from SAD study; error bars represent standard deviation; when error bars not visible, they are within the size of the symbol; dose quantities of DT-216P2 are blinded cohort averages.

We are conducting our RESTORE-FA (Reactivating Expression Suppressed Through Overcoming Repeat Expansion for FA) Phase 1/2 MAD clinical trial of DT-216P2. The RESTORE-FA trial is designed to evaluate the safety, tolerability, PK and PD of IV and SC of DT-216P2 in patients with FA. We anticipate providing an update from the RESTORE-FA trial on the effect of DT-216P2 on endogenous frataxin levels following 12 weeks of dosing in the second half of 2026.

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

Preclinical Data

In preclinical studies performed using collected corneal tissue explanted from FECD patients who had undergone keratoplasty, when CECs that contained toxic nuclear TCF4 RNA were treated with DT-168, we observed reduction of pathogenic nuclear foci, and the potency of foci reduction was shown to improve with longer treatment duration. After six days of treatment, DT-168 reduced toxic nuclear foci with a potency of approximately 24 nM, and after 14 days of treatment, DT-168 reduced toxic nuclear foci with a potency of approximately 4 nM (Figure 7).

Figure 7: FECD GeneTAC® molecules reduced pathogenic TCF4 foci in CECs isolated from patients with FECD

Wild-type TCF4 transcripts are unaffected in primary healthy and FECD CECs following treatment with DT-168. We incubated CECs from a healthy individual and an FECD patient with DT-168 followed by quantification of TCF4 mRNA. As shown in Figure 8, we observed no detectable difference in TCF4 mRNA levels in CECs treated with various concentrations of DT-168 compared with vehicle control. This confirms DT-168 is capable of selectively dialing down transcription of the expansion-containing allele while sparing the wild-type allele.

Figure 8: wild-type TCF4 levels in CECs treated with DT-168

With suppression of the mutant TCF4 transcription, reduction of formation of pathogenic nuclear foci and release of splicing proteins, the FECD GeneTAC® molecules corrected aberrant splicing, thus allowing restoration of normal mRNA processing. As illustrated in Figure 9, DT-168 molecules improved spliceopathy in a dose-dependent fashion in FECD patient-derived CECs across genes previously reported as mis-spliced in primary FECD CECs.

Figure 9: DT-168 corrected aberrant splicing events in CECs isolated from patients with FECD

We formulated DT-168 as an eye drop and showed that it was well-tolerated following two weeks of topical ocular dosing in rabbits and distributed throughout the cornea.

These findings support further development of DT-168 as a potential disease-modifying therapy.

DT-168 development efforts and plans

In May 2025, we reported results from a completed Phase 1, double-masked, placebo-controlled, randomized, SAD/MAD clinical trial evaluating the safety, tolerability and systemic PK of DT-168 ophthalmic solution in normal healthy volunteers. Twenty-four normal healthy volunteers received either placebo or single- and multiple-ascending doses of DT-168 eye drops twice daily for seven days (up to a maximum dose of two 0.5% drops twice-daily). DT-168 eye drops were well-tolerated in all participants. There were no serious adverse events, no ocular AEs and no treatment discontinuations due to AEs in the trial. All observed AEs were deemed not related to DT-168 by the trial investigator. PK analysis demonstrated systemic exposure below the limit of quantitation for all participants across all timepoints and all dose groups.

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

DM1 is caused by a mutation that leads to an increased number of CTG triplet repeats found in the 3’ non-coding region of the DMPK gene (Figure 10). The number of repeats ranges from up to approximately 35 in healthy individuals to many thousands in DM1 patients. As the mutant DMPK allele is transcribed, the higher-than-normal number of triplet repeats in terminal end of the mRNA form hairpin loops that are retained in the nucleus. Specifically, the mutant mRNA sequesters critical mRNA splicing proteins, e.g. muscleblind-like protein 1 (MBNL1), which leads to the formation of pathogenic nuclear foci and inhibits the ability of splicing proteins to process many pre-mRNAs. As a result, multiple pre-mRNAs that encode key proteins are mis-spliced. This mis-splicing in the nucleus results in the translation of atypical proteins, which ultimately cause the clinical presentation of DM1. When levels of mutant DMPK mRNA containing higher numbers of repeats are reduced, nuclear foci are diminished and MBNL proteins are freed to function normally. This disease process is illustrated below:

Figure 10: Genetic basis and clinical presentation of DM1

Dominant repeat expansion drive disease

DM1 patients have expanded CTG repeat in the 3’ UTR of one copy of their DMPK gene.

Normal
DMPK
<50 repeats
CTGCTG...
3’ UTR
Diseased (one copy)
DMPK
>50 to 1000+ repeats
TOXIC GAIN OF FUNCTION
CTGCTGCTGCTGCTGCTGCTGCT...
3’ UTR
Expanded CTG repeats in the DMPK mRNA trap MBNL1 splicing factors in foci. Reduced MBNL1 activity leads to improperly spliced genes and cellular dysfunction
MBNL1
MBNL1
MBNL1
MBNL1
MBNL1

DM1 is estimated to affect more than 70,000 people in the United States. However, we believe that the patient population is currently underdiagnosed due to lack of available therapies. DM1 is typically categorized into four overlapping phenotypes based on age of onset: late-onset; classical (adult-onset); childhood; and congenital (cDM1).

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

Our DM1 program is based on GeneTAC® small molecule candidates consisting of a DNA-targeting moiety designed to target the CTG repeats in the 3’ untranslated region of the DMPK gene, linked to a ligand moiety that is designed to dial down transcription of the mutant expanded CTG repeat without disrupting the normal DMPK expression. As a result, the DM1 GeneTAC® molecule is designed to prevent the formation of the hairpin structures that trap splicing proteins and produce nuclear foci. Our DM1 program is designed to address the underlying cause of the disease and benefit from the advantages of small molecules. In the fourth quarter of 2025, we announced DT-818 as our GeneTAC® small molecule development candidate for the treatment of DM1.

Preclinical Data

In preclinical studies of DT-818 in DM1 patient-derived cells, we have observed reduced nuclear foci in DM1 cells derived from multiple patients after administration of DT-818. We believe these data support the potential for DT-818 to be evaluated in clinical trials as a potential therapy for patients with DM1.

In preclinical studies with DT-818 in DM1 patient-derived cells that contained toxic nuclear DMPK RNA, we observed reduction of nuclear foci following exposure to DT-818. When toxic nuclear DMPK levels are reduced, the nuclear foci are diminished, releasing splicing proteins, allowing restoration of normal mRNA processing, and potentially stopping or reversing disease progression. As illustrated in Figure 11, we observed a reduction in nuclear foci in DM1 patient-derived cells exposed to DT-818 as determined through a fluorescence in situ hybridization imaging and analysis. This imaging is a visual means of directly assaying for mutant DMPK RNA. This reduction was seen within several days after exposure to DT-818.

Figure 11: DT-818 treatment reduces toxic RNA foci and liberates MBNL1 protein in DM1 patient myotubes

In preclinical studies with DT-818 in DM1 patient-derived myotubes, we observed a reduction in the number of observable nuclear foci after exposure to DT-818. As seen in Figure 12, after exposing DM1 patient-derived myotubes to DT-818, we observed a dose-dependent decrease of average number foci per nucleus with an IC50 of ~6nM.

Figure 12: DT-818 treatment results in foci reduction, leads to improvement in splicing, regardless of repeat length or patient genetics

In preclinical studies, DT-818 has demonstrated a potential best-in-disease profile for DM1, including a greater than 90% reduction in toxic RNA foci in DM1 patient cells (Figure 12, left graph), corresponding splicing correction (Figure 12, right graph) and selective targeting of mutant DMPK. In an actin repeat mouse model of DM1 (HSALR mouse model), DT-818 treatment resulted in improved myotonia and foci reduction. In tissue distribution studies in NHPs, DT-818 levels were observed to be at expected pharmacologic levels in key target tissues at well-tolerated doses.

DT-818 development efforts and plans

In the fourth quarter of 2025, we obtained regulatory clearance to initiate clinical development of DT-818. We have initiated dosing in a Phase 1 MAD trial with normal healthy volunteers and plan to begin dosing DM1 patients in the first half of 2026. The study, with results anticipated in 2027, is expected to assess safety and correction of mis-splicing.

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

Our HD program is based on GeneTAC® molecules consisting of a DNA-targeting moiety designed to target the CAG repeats in the Exon 1 region of the HTT gene, linked to a ligand moiety that is designed to dial down the transcription of the mutant allele without disrupting the normal HTT expression (Figure 13). As a result, the HD GeneTAC® molecules are designed to address the root cause of HD by selectively reducing the toxic mtHTT gene product, apply to a broad spectrum of HD patients (not restricted by single nucleotide polymorphisms), and benefit from the favorable characteristics of small molecule therapeutics that have the potential to distribute to the whole brain and access many cells.

Figure 13: HD: Our approach

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

We evaluated HD GeneTAC® candidate molecules in HD patient-derived cell lines that contained expanded CAG repeats of different lengths in the HTT gene. In HD patient-derived cells with 44 repeats in the mutant allele, we observed selective reduction of mtHTT mRNA of ~75% following exposure to HD GeneTAC® candidate molecule 1. In HD patient-derived cells with 180 repeats in the mutant allele, we observed selective reduction of mtHTT mRNA of ~92% following exposure to HD GeneTAC® candidate molecule 1 (Figure 14). HD GeneTAC® candidate molecule 1 also led to greater reduction of mtHTT protein in HD patient-derived cells with longer repeats (Figure 15). We observed a similar trend in HD patient-derived cells treated with HD GeneTAC® candidate molecule 2. These data suggest that our HD GeneTAC® molecule candidates are capable of selectively dialing down the expression of mtHTT gene with high efficacy and have the potential to achieve even greater mtHTT inhibition in neurons with longer repeats. This is a favorable therapeutic characteristic as the CAG repeats in the mutant HTT gene are known to go through somatic expansion as disease progresses and longer repeats are associated with juvenile or young adult-onset HD, and our HD GeneTAC® candidate molecules can potentially address the disease burden in a broad spectrum of HD patients.

Figure 14: Decreased mtHTT mRNA in HD patient cells exposed to HD GeneTAC® candidate molecules for four days

Normal onset HD patient fibroblasts (CAG 18/44) **Early onset HD patient fibroblasts (CAG 18/180)**

Candidate 1

wt HTT
mt HTT
HTT mRNA
Percent of untreated
150
100
50
0
0.01
0.1
1
10
100
Concentration nM

mtHTT IC_{50} 1.3 nM

wt HTT
mt HTT
HTT mRNA
Percent of untreated
150
100
50
0
0.01
0.1
1
10
100
Concentration nM

mtHTT IC_{50} 1.3 nM

Candidate 2

wt HTT
mt HTT
HTT mRNA
Percent of untreated
150
100
50
0
0.01
0.1
1
10
100
Concentration (nM)

mtHTT IC_{50} 0.8 nM

wt HTT
mt HTT
HTT mRNA
Percent of untreated
150
100
50
0
0.01
0.1
1
10
100
Concentration nM

mtHTT IC_{50} 0.7 nM

Figure 15: Decreased mtHTT protein in HD patient cells exposed to HD GeneTAC® candidate molecules for seven days

To validate the activity of our HD GeneTAC® candidate molecules in vivo, we selected the zQ175 neo-deleted knock-in allele (zQ175DN) mouse as a disease model. This strain has a copy of the mutant HTT region of the human gene with a ~190 CAG repeat tract, making it potentially suitable for the evaluation of our HD GeneTAC® candidate molecules given their mechanism of action. In in vivo studies in zQ175DN mice, we observed a reduction of over 50% in mtHTT mRNA and protein in the brain striatum after eight weeks of systemic administration of our HD GeneTAC® candidate molecules. In the same study, wtHTT mRNA and protein levels are preserved after treatment with our HD GeneTAC® candidate molecules (Figure 16).

Figure 16: Selective reduction of mtHTT mRNA and protein in zQ175DN mouse brain striatum after treatment with HD GeneTAC® candidate molecules for eight weeks

The final development candidate selection will be based on the molecules that perform favorably in relevant studies.

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

Fuchs Endothelial Corneal Dystrophy. We are aware of a number of companies with active clinical-stage FECD programs including (i) Aurion Biotech evaluating a combination cell therapy comprised of donor cells and a Rho kinase inhibitor, (ii) Emmecell evaluating donor cornea endothelial cells delivered through magnetic nanoparticles injected into the anterior chamber, (iii) Kowa Pharmaceutical evaluating Ripasudil, a Rho kinase inhibitor, for use in conjunction with corneal surgery, (iv) Santen Pharmaceutical evaluating Sirolimus (licensed from ActualEyes Inc.), an mTOR inhibitor, and (v) Trefoil Therapeutics evaluating TTHX1114, an engineered FGF1 delivered via intracameral injection, for use in conjunction with corneal surgery.

Myotonic Dystrophy Type-1. We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) Arrowhead Pharmaceuticals evaluating an RNA interference (RNAi) conjugate (licensed to Sarepta Therapeutics), (iii) Arthex Biotech evaluating anti-miRNA oligonucleotides, (iv) Avidity Biosciences (recently acquired by Novartis) evaluating an antibody linked siRNA, (v) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (vi) EditForce evaluating an RNA editing technology, (vii) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (viii) Juvena Therapeutics evaluating JUV-161, a stem cell-secreted protein, (ix) Modalis Therapeutics evaluating MDL-202, a gene therapy candidate, (x) PepGen evaluating a peptide conjugated antisense oligonucleotide, (xi) Sanofi evaluating an AAV-delivered miRNA, (xii) Transition Bio evaluating condensate therapeutics, and (xiii) Vertex Pharmaceuticals evaluating a peptide conjugated oligonucleotide (licensed from Entrada Therapeutics).

Huntington's Disease. We are aware of a number of companies with active clinical-stage HD programs including (i) Alnylam Pharmaceuticals evaluating an RNAi therapeutic, (ii) Annexon Biosciences evaluating a monoclonal antibody, (iii) Hoffmann-La Roche AG evaluating an antisense oligonucleotide candidate and a gene therapy candidate, (iv) Prilenia Therapeutics evaluating a sigma-1 receptor agonist, (v) PTC Therapeutics evaluating a splicing modifier (licensed to Novartis), (vi) Sarepta Therapeutics evaluating an siRNA, (vii) Skyhawk Therapeutics evaluating a splicing modifier, (viii) uniQure evaluating an AAV-delivered miRNA, (ix) Vaccinex evaluating a monoclonal antibody, (x) VICO Therapeutics evaluating an antisense oligonucleotide, and (xi) Wave Life Sciences evaluating an antisense oligonucleotide.

Other Genetic Diseases.

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

In consideration for the rights granted to us under the WARF License Agreement, we paid WARF an upfront licensing fee of $250,000 and a milestone fee of $125,000 following the submission of our IND for DT-216P1. We are also required to pay WARF up to an aggregate of $17.5 million upon the achievement of certain development and commercial sales milestones. Each such milestone payment is payable once for each licensed product for which the milestone is achieved, except for the two milestones relating to IND submission and human proof of concept study, which are payable only for the first licensed product for which such milestones are achieved (and not for subsequent licensed products). In addition, we are required to pay WARF, on a licensed product-by-licensed product and country-by-country basis, upon first commercial product sale, a fixed royalty of a low single digit percentage on sales of licensed products by us and/or by our sublicensees, subject to certain reductions and a minimum total annual royalty payment of $100,000. Our royalty obligation will terminate on the date of expiration of the last-to-expire of the licensed patents in the relevant country. We are also obligated to pay WARF a percentage of any sublicense fees or other payments we receive from a sublicensee of the WARF patents, with the percentage scaling down from a low double-digit percentage to a mid-single digit percentage based on the aggregate of all sublicense fees received by us. We are required to reimburse WARF for all costs associated with filing, prosecuting and maintaining the licensed patents prior to and after the effective date of the WARF License Agreement.

The WARF License Agreement will continue until the earliest of (i) the date of early termination in accordance with the agreement, (ii) expiration of the licensed patents in all countries, or (iii) our cessation, once begun, of royalty payments for more than two years. The WARF License Agreement may be terminated by us upon 90 days’ written notice, provided we include a statement of reasons for termination. WARF may terminate the WARF License Agreement (a) upon written notice if our cumulative earned royalties paid to WARF does not exceed $100,000 on or before December 31, 2031, (b) if we fail to make timely payments, fail to timely provide development reports or provide any false information with respect thereto, fail to actively pursue the development plan, or commit any breach of any other covenant, representation or warranty under the WARF License Agreement, in each case, without curing such failure or breach within 90 days after written notice thereof, (c) if we commit any act of bankruptcy or become insolvent, or (d) immediately if we or our sublicensee(s) offer any rights to the licensed patents to our or our sublicensees’ creditors. As of December 31, 2025, the licensed patents include two issued U.S. patents that are projected to expire on or around March 29, 2037 and April 14, 2040, and one granted European patent projected to expire on or around March 29, 2037. The license also includes four pending patent applications in the United States and Canada. Any patents that issue from these patent applications have projected expiration dates from 2037 through 2039, not including any patent term adjustments and extensions.

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

As of December 31, 2025, we own 32 pending U.S. patent applications and over a hundred pending patent applications in jurisdictions outside of the U.S. (including nine pending Patent Cooperation Treaty applications) which, if issued (or in the case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2046, not including any patent term adjustments and extensions.

In addition, we acquired an exclusive license from WARF under two issued U.S. patents, one granted European patent, three pending U.S. patent applications, and one pending application in Canada, with the issued U.S. patents projected to expire on or around March 29, 2037 and April 14, 2040, the granted European patent projected to expire on or around March 29, 2037, and the other patents, if issued, having projected expiration dates from 2037 to 2039, not including any patent term adjustments and extensions. These patents and patent applications cover our proprietary GeneTAC® Platform technology that is used in our FA program, DM1 program and other therapeutic programs directed to genetic diseases that are further discussed below. Under the WARF License Agreement described in more detail above, we are also granted intellectual property rights to know-how that are important to our business.

As of December 31, 2025, our patent portfolio directed to our FA program includes a patent issued in Eurasia and pending applications in the United States, Europe, Japan, and other markets outside of the United States directed to compositions of matter and methods for the treatment of FA. Any patents that eventually issue from these patent applications (or in case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2046. Of the WARF intellectual property described above, one issued U.S. patent, one granted European patent, one pending U.S. patent application, and one pending patent application in Canada are directed to compounds and methods for modulating FXN expression and treatment of FA. The U.S. patent, European patent and any patents issued from these pending patent applications are projected to expire on or around March 29, 2037, not including any patent term adjustments and extensions. We also license from WARF one pending U.S. patent application directed to methods and compounds for treatment of FA. Any patents that eventually issue from this patent application are projected to expire on or around October 22, 2039, not including any patent term adjustments and extensions.

As of December 31, 2025, our patent portfolio directed to our FECD program includes a pending Patent Cooperation Treaty application and other patent applications pending in the United States, Europe, Japan, and other markets outside of the United States directed to compositions of matter and methods for the treatment of FECD. Any patents that eventually issue from these patent applications (or in the case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2043 to 2046, not including any patent term adjustments and extensions.

As of December 31, 2025, our patent portfolio directed to our DM1 program includes a pending Patent Cooperation Treaty application and other patent applications pending in the United States, Europe, Japan, and other markets outside of the United States directed to compositions of matter and methods for the treatment of DM1. Any patents that eventually issue from these patent applications (or in the case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2046, not including any patent term adjustments and extensions. Of the WARF intellectual property described above, one issued U.S. patent and one pending U.S. patent application are directed to compounds and methods for modulating the expression of the dystrophia myotonica protein kinase (DMPK) gene and methods for the treatment of DM1. This patent is projected to expire on or about April 14, 2040 and any patents that eventually issue from the pending patent application are projected to expire in 2038, not including any patent term adjustments and extensions.

As of December 31, 2025, our patent portfolio directed to our HD program includes pending Patent Cooperation Treaty applications and other patent applications pending in the United States, Europe, Japan, and other markets outside of the United States directed to compositions of matter and methods for the treatment of Huntington's disease. Any patents that issue from these patent applications (or in case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2044, not including any patent term adjustments or extensions.

As of December 31, 2025, our patent portfolios directed to therapeutic programs related to other genetic diseases and the development of potential disease-modifying compounds include pending Patent Cooperation Treaty applications and other patent applications pending in the United States, Europe, and other markets outside of the United States. These therapeutic programs and the development of potential disease-modifying compounds utilize our GeneTAC® Platform technology and any patents that issue from these patent applications (or in the case of provisional applications, if issued from future non-provisional applications that we file) have projected expiration dates from 2039 to 2046, not including any patent term adjustments or extensions. Of the WARF intellectual property described above, one issued U.S. patent and one pending U.S. patent application are directed to compounds and methods for treating the related genetic diseases under our therapeutic programs, including the use of transcription modulator molecules that contain a DNA-binding moiety capable of specifically binding to certain nucleotide repeat sequences that are implicated in the applicable genetic disease. This patent is projected to expire on or about April 14, 2040 and any patents that eventually issue from this patent application are projected to expire in 2038, not including any patent term adjustments and extensions.

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

Data Privacy and Security

In the ordinary course of our business, we process personal and sensitive data. Accordingly, we are subject to certain data privacy and security laws, regulations, guidance, and industry standards. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH and regulations implemented thereunder, imposes obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” and covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (HHS), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

In addition, state laws govern the privacy and security of information, including personal and health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers, business representatives, employees, or households. The CCPA requires covered businesses to provide disclosures to consumers about such business’ data collection, use and sharing practices, and provide such consumers ways to opt-out of certain sales or transfers of personal information. The CCPA provides for fines for violations, as well as a private right of action for certain data breaches. Numerous states have also enacted comprehensive data privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. Similar laws are being considered or have been enacted at the state, federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely, should we become subject to them in the future.

We also are or may become subject to applicable privacy laws outside of the U.S. For example, if we conduct clinical trials in certain jurisdictions, we may become subject to Regulation (EU) 2016/679, the General Data Protection Regulation and/or the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR), Australia’s Privacy Act, and similar privacy initiatives throughout the world where we may conduct clinical trials which impose strict requirements for the collection, control, processing and other use of personal data. For example, we may in the future process personal data in relation to participants in clinical trials in the European Economic Area (EEA), including health and medical data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing activities and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Certain jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA to the United States in compliance with law, such as the EEA standard contractual clauses and the EU-U.S. Data Privacy Framework and UK extension thereto (which allows for transfers to relevant organizations based in the United States who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are established or otherwise subject to the GDPR, which has its own set of stringent privacy and data protection laws and regulations. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or 4% of the annual global revenue, whichever is greater in either case; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

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

European Union / Rest of World Government Regulation

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

Pre-Clinical and Clinical Trials in the European Union

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union (EU) are subject to significant regulatory controls. Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (CTR), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (CTD). The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned Member State. Individual Member States retain the power to authorize the conduct of clinical trials on their territory.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on GMP and in a GMP licensed facility, which can be subject to GMP inspections.

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

Rest of World

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

Employees and Human Capital Resources

As of December 31, 2025, we had 54 employees, all of whom were full-time, and 20 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 124 full-time equivalents as of December 31, 2025.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program in FA and our other development programs, early clinical development for our FA, FECD and DM1 programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. As a result, none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $69.8 million and $49.6 million for the years ended December 31, 2025 and 2024, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2025, we had $219.8 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the cost, timing and outcome of seeking FDA, European Commission and any other regulatory approvals for any product candidates;
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

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts, inflation, tariffs, other fiscal and trade policy changes, bank failures, global supply chain and labor shortage challenges, and the effects of a health epidemic or pandemic. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts with three product candidates in clinical development and with all of our other research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts. Our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate (DT-216P1), entered into a Phase 1 SAD clinical trial in March 2022, the first clinical trial for one of our product candidates, and we completed the Phase 1 MAD clinical trial of DT-216P1 in August 2023. We withdrew our IND for DT-216P1 in October 2023, and have completed dosing in a Phase 1 SAD clinical trial with normal healthy volunteers to evaluate single doses using multiple routes of administration of DT-216P2, which uses the same drug substance, DT-216. We are conducting our RESTORE-FA Phase 1/2 MAD clinical trial of DT-216P2 and have also completed a Phase 1 clinical trial with normal healthy volunteers for DT-168, our FECD GeneTAC® product candidate. Furthermore, we are conducting a Phase 2 biomarker trial of DT-168 to evaluate safety, tolerability, and corneal endothelium biomarkers in patients with FECD. In the fourth quarter of 2025, we obtained regulatory clearance to initiate clinical development of DT-818, our DM1 GeneTAC® product candidate. We have initiated dosing in a Phase 1 MAD trial with normal healthy volunteers and plan to begin dosing DM1 patients in the first half of 2026. The study, with results anticipated in 2027, is expected to assess safety and correction of mis-splicing. We have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process, including due to factors outside of our control. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after having promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings emerging while clinical trials were underway and safety or efficacy observations made in nonclinical studies or clinical trials, including previously unreported adverse events. Although we have initiated clinical trials and conducted certain nonclinical studies of DT-216P2, DT-168 and DT-818, and conducted clinical trials and nonclinical studies of DT-216P1 and certain nonclinical studies of other potential product candidates targeting expansion repeat driven diseases, we do not know whether DT-216P2, DT-168, or DT-818 or other potential product candidates targeting expansion repeat driven diseases will perform in ongoing or future clinical trials as they have performed in prior studies. Furthermore, for some indications that we are pursuing, such as FECD caused by a nucleotide repeat expansion mutation in the TCF4 gene, there are no animal models of the human disease and therefore our ability to predict human disease outcomes may be reduced.

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

While we have conducted nonclinical studies of DT-216P1 for the treatment of patients with FA, released initial clinical data from our Phase 1 SAD clinical trial in December 2022 and released initial results from the Phase 1 MAD clinical trial of DT-216P1 in August 2023 with results showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, data from the Phase 1 MAD clinical trial for DT-216P1 suggests more sustained exposure to DT-216 is likely needed to achieve a more durable increase in FXN expression and self-limited thrombophlebitis at the injection site was observed in five patients across all three dose levels (100 mg, 200 mg and 300 mg) in the Phase 1 MAD clinical trial of DT-216P1, whereas thrombophlebitis at the injection site was only observed at higher doses (the 400 mg and 600 mg cohorts) in the Phase 1 SAD clinical trial of DT-216P1. Nonclinical studies showed that the thrombophlebitis at the injection site was attributable to the formulation excipients in the prior DT-216P1 product candidate formulation, and that improving the formulation composition could improve exposure, enable higher doses and chronic administration. We have since shown that a potentially improved formulation using a novel and proprietary excipient with DT-216P2 had improved properties, including favorable injection site tolerability, following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the potential benefits of improved exposure, thrombophlebitis observed in the Phase 1 MAD clinical trial of DT-216P1 and concern for potential worsening of thrombophlebitis at the injection site at higher doses with multiple administration, and the initial results from animal studies using a novel and proprietary excipient in DT-216P2, instead of advancing DT-216P1 through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 to better support the future clinical development and regulatory pathway for the drug substance DT-216. We are conducting our RESTORE-FA Phase 1/2 MAD clinical trial of DT-216P2. The RESTORE-FA trial is designed to evaluate the safety, tolerability, PK and PD of IV and subcutaneous administration of DT-216P2 in patients with FA. We anticipate providing an update from the RESTORE-FA trial on the effect of DT-216P2 on endogenous frataxin levels following 12 weeks of dosing in the second half of 2026. We believe the thrombophlebitis at the injection site seen with DT-216P1 is no longer an issue limiting continued development of DT-216. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved properties, including favorable injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated clinical development and data timelines for the RESTORE-FA trial. In addition, in June 2025, we received a clinical hold notice from the FDA regarding our IND for DT-216P2. In December 2025, the clinical hold was lifted and we received clearance from the FDA to initiate clinical studies for DT-216P2.

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
•
obtaining institutional review board (IRB) approval or positive Ethics Committee opinion at each site;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committee of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board (DSMB) for such trial or by the FDA or other regulatory authorities (including foreign regulatory authorities comparable to the FDA). Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

The clinical trial requirements of the FDA, the European Union and other comparable foreign regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.

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

We may not be able to continue our ongoing clinical trials or initiate or continue clinical trials planned in the future for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan. In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Similar considerations regarding the conduct of clinical trials in foreign countries apply abroad. Risks inherent in conducting international clinical trials include:

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt ongoing or planned clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials or nonclinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, we reported data for DT-216P1 from a Phase 1 SAD clinical trial in December 2022 and a Phase 1 MAD clinical trial in August 2023. Both studies showed that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA. Data from the Phase 1 MAD clinical trial for DT-216P1 suggests more sustained exposure to DT-216 is likely needed to achieve a more durable increase in FXN expression and self-limited thrombophlebitis at the injection site was observed in five patients across all three dose levels (100 mg, 200 mg and 300 mg) in the Phase 1 MAD clinical trial of DT-216P1. Nonclinical studies showed that the thrombophlebitis at the injection site was attributable to the formulation excipients in the DT-216P1 formulation, and that improving the formulation composition could improve exposure, enable higher doses and chronic administration. We have since shown that a potentially improved formulation using a novel and proprietary excipient with DT-216P2 had improved properties, including favorable injection site tolerability, following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the potential benefits of improved exposure, thrombophlebitis observed in the Phase 1 MAD clinical trial for DT-216P1 and concern for potential worsening of thrombophlebitis at the injection site at higher doses with multiple administration and the initial results from animal studies with DT-216P2 using a novel and proprietary excipient, instead of advancing DT-216P1 through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 that we believe may better support the future clinical development and regulatory pathway for the drug substance DT-216. Based on early clinical data and non-clinical studies of DT-216P2, we believe the thrombophlebitis at the injection site seen with DT-216P1 is no longer an issue limiting continued development of DT-216. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved properties, including favorable injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated clinical development and data timelines.

If unacceptable side effects, such as thrombophlebitis at the injection site or other severe injection site reactions associated with intravenous or subcutaneous administration, arise in the development of our product candidates, we, the FDA or comparable foreign regulatory authorities, the IRBs at the institutions in which our studies are conducted, or the DSMB (or applicable safety oversight committee) could recommend a protocol amendment, suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities may deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

For example, a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes, has shown that DT-216P2 has been generally well-tolerated. Human plasma pharmacokinetics (PK) profiles of DT-216P2 were consistent with NHP data following both IV and SC single-dose administration and human PK data demonstrated that DT-216P2 exhibited improved exposure and PK parameters compared to DT-216P1, including higher AUC and sustained plasma levels at comparable doses. It is possible that our exposure, PK and other observations will materially change as additional data becomes available, including from the RESTORE-FA Phase 1/2 MAD clinical trial.

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

The development, research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion and distribution of drug products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally the FDA, and by foreign regulatory authorities, which regulations differ from country to country. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA. Similar requirements for approval apply to market product candidates in foreign countries.

Obtaining regulatory approval of an NDA, or a comparable foreign regulatory approval, can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for FDA or foreign regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay, vary or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all indications. The FDA and other regulatory authorities may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our clinical trials from the United States or another country.

The FDA or any foreign regulatory authorities can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•
the FDA or the applicable foreign regulatory authority's disagreement with the design or implementation of our clinical trials;
•
negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•
serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•
our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that our product candidates are safe and effective for the proposed indication;
•
the FDA’s or the applicable foreign regulatory authority's disagreement with the interpretation of data from nonclinical studies or clinical trials;
•
our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•
the FDA’s or the applicable foreign regulatory authority's requirement for additional nonclinical studies or clinical trials;
•
the FDA’s or the applicable foreign regulatory authority's disagreement regarding the formulation, labeling and/or the specifications of our product candidates;
•
the FDA’s or the applicable foreign regulatory authority's failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

Even if we eventually complete ongoing and planned clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a Risk Evaluation and Mitigation Strategy (REMS), which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory authority may also approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

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
•
risk that participants enrolled in our clinical trials will acquire an infectious disease while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and
•
refusal of the FDA or comparable foreign regulatory authorities to accept data from clinical trials in affected geographies outside of their respective jurisdictions.

These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

In addition, to the extent a health epidemic or pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

We may seek orphan drug designation for our product candidates from the FDA and/or from the European Commission in the future. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

We may seek orphan drug designation for our product candidates in the future; however, we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union (EU), may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission may grant orphan designation after receiving the opinion of the European Medicine Agency’s (EMA’s) Committee for Orphan Medicinal Products provided that it can be established that the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, and that the condition affects not more than five in 10,000 persons in the EU when the application is made or that without incentives derived from orphan status, it is unlikely that marketing of the drug in the EU would generate sufficient returns to justify the investment needed to develop the drug, and no satisfactory method of diagnosis, prevention or treatment of the condition exists (or, if such a method exists, the drug must be of significant benefit to patients). There can be no assurance that the FDA or European Commission will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. If a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of orphan drug exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for that time period, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable market exclusivity period is ten years in the European Union. During this period, the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity may be extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that maintenance of market exclusivity is no longer justified. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same active moiety in a new drug for the same condition if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. Additionally, in the EU, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) the applicant consents to a second original orphan medicinal product application, (ii) the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product.

In addition, orphan drug exclusivity does not prevent the FDA or comparable foreign regulatory authorities from approving competing drugs for the same or similar indication containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

Any Breakthrough Therapy designation that we may receive from the FDA, or designations in foreign countries, for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Breakthrough Therapy designation for some of our product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as a Breakthrough Therapy, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as a Breakthrough Therapy by the FDA are also eligible for accelerated approval. Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. We cannot be sure that any evaluation we may make of our product candidates as qualifying for Breakthrough Therapy designation will meet the FDA’s expectations. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as a Breakthrough Therapy, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Similarly, the EMA has established the PRIME scheme to expedite the development and review of product candidates that show a potential to address to a significant extent an unmet medical need, based on early clinical data.

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

We are aware of a number of companies with active clinical-stage FECD programs including (i) Aurion Biotech evaluating a combination cell therapy comprised of donor cells and a Rho kinase inhibitor, (ii) Emmecell evaluating donor cornea endothelial cells delivered through magnetic nanoparticles injected into the anterior chamber, (iii) Kowa Pharmaceutical evaluating Ripasudil, a Rho kinase inhibitor, for use in conjunction with corneal surgery, (iv) Santen Pharmaceutical evaluating Sirolimus (licensed from ActualEyes Inc.), an mTOR inhibitor, and (v) Trefoil Therapeutics evaluating TTHX1114, an engineered FGF1 delivered via intracameral injection, for use in conjunction with corneal surgery.

We are aware of a number of programs for DM1 including (i) AMO Pharma evaluating tideglusib, a GSK3-ß inhibitor, (ii) Arrowhead Pharmaceuticals evaluating an RNA interference (RNAi) conjugate (licensed to Sarepta Therapeutics), (iii) Arthex Biotech evaluating anti-miRNA oligonucleotides, (iv) Avidity Biosciences (recently acquired by Novartis) evaluating an antibody linked siRNA, (v) Dyne Therapeutics evaluating an antibody linked oligonucleotide, (vi) EditForce evaluating an RNA editing technology, (vii) Harmony Biosciences evaluating a histamine 3 receptor for the treatment of excessive daytime sleepiness in DM1, (viii) Juvena Therapeutics evaluating JUV-161, a stem cell-secreted protein, (ix) Modalis Therapeutics evaluating MDL-202, a gene therapy candidate, (x) PepGen evaluating a peptide conjugated antisense oligonucleotide, (xi) Sanofi evaluating an AAV-delivered miRNA, (xii) Transition Bio evaluating condensate therapeutics, and (xiii) Vertex Pharmaceuticals evaluating a peptide conjugated oligonucleotide (licensed from Entrada Therapeutics).

We are aware of a number of companies with active clinical-stage HD programs including (i) Alnylam Pharmaceuticals evaluating an RNAi therapeutic, (ii) Annexon Biosciences evaluating a monoclonal antibody, (iii) Hoffmann-La Roche AG evaluating an antisense oligonucleotide candidate and a gene therapy candidate, (iv) Prilenia Therapeutics evaluating a sigma-1 receptor agonist, (v) PTC Therapeutics evaluating a splicing modifier (licensed to Novartis), (vi) Sarepta Therapeutics evaluating an siRNA, (vii) Skyhawk Therapeutics evaluating a splicing modifier, (viii) uniQure evaluating an AAV-delivered miRNA, (ix) Vaccinex evaluating a monoclonal antibody, (x) VICO Therapeutics evaluating an antisense oligonucleotide, and (xi) Wave Life Sciences evaluating an antisense oligonucleotide.

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

We do not have any manufacturing facilities. We rely on third parties for the manufacture of our product candidates for nonclinical and clinical testing. We will continue to rely on such third parties for commercial product manufacture, if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, as previously announced in May 2023, an unanticipated issue related to the vial stopper used by our vendor for manufacturing DT-216P1 caused a short delay in product supply for the Phase 1 MAD clinical trial of DT-216P1. In addition, we currently have only one supplier for one of the excipient components of DT-216P2. We may not be able to establish additional sources of supply for this excipient component of DT-216P2 or our other product candidates on a timely basis, or at all, or may be unable to do so on acceptable terms.

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

We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of European Economic Area (EEA) countries or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EEA countries or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if approved, and significantly harm our business, financial condition, results of operations and prospects.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. On December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026 (the NDAA) was signed into law, which includes the BIOSECURE Act which, in its current form, would prohibit the U.S. government from procuring biotechnology equipment or services from “biotechnology companies of concern,” and would prohibit U.S. government contracts, loans and grants to any entity that uses biotechnology equipment or services from a designated “biotechnology company of concern.” “Biotechnology companies of concern” include companies identified on the U.S. Department of Defense’s “Chinese military companies operating in the United States” list (the 1260H List) and also authorizes the U.S. government to identify additional entities for inclusion as “biotechnology companies of concern.” With the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. In addition, any U.S. executive action, legislative action or potential sanctions with China could materially impact entities that work with Chinese biotechnology companies. U.S. executive agencies may designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Such disruption could have adverse effects on the development of our product candidates.

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

As product candidates progress through nonclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacture batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or nonclinical studies or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue. For instance, while DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA in the Phase 1 SAD clinical trial and the Phase 1 MAD clinical trial of DT-216P1, thrombophlebitis at the injection site was observed in patients at lower dose levels in the Phase 1 MAD clinical trial of DT-216P1 and data from the Phase 1 MAD clinical trial for DT-216P1 suggests more sustained exposure to DT-216 is likely needed to achieve a more durable increase in FXN expression. Instead of advancing DT-216P1 through to Phase 2 in the second half of 2023 as originally planned, due to the potential benefits of improved exposure and concern for potential worsening of thrombophlebitis at the injection site at higher doses with multiple administration, we decided to pursue development of a potentially improved formulation using a novel and proprietary excipient with DT-216P2 which has shown improved properties, including favorable injection site tolerability that we believe better support the future clinical development and regulatory pathway for the drug substance, DT-216. It is possible that our product candidates may require additional formulation or drug substance changes in the future to support continued clinical development. In such event, our development timelines may be materially adversely impacted.

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

We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product.

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

As of December 31, 2025, we had 54 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 124 full-time equivalents as of December 31, 2025. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had U.S. federal and state net operating loss (NOL) carryforwards of $145.5 million and $13.1 million, respectively. U.S. federal and state NOL carryforwards totaling $0.1 million and $11.6 million respectively, begin to expire in 2037, unless previously utilized. The U.S. federal and certain state NOL carryforwards of $145.5 million and $1.5 million, respectively, generated after 2017, may be carried forward indefinitely but the deductibility of such net operating loss carryforwards in a year is limited to 80% of taxable income in such year. In addition, we have U.S. federal and state research and development (R&D) credit carryforwards totaling $11.0 million and $4.2 million, respectively. The U.S. federal R&D credit carryforwards will begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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
•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives; and
•
European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare professionals.

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been amendments to and executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. It is unclear how any additional healthcare reform measures of the current administration will impact the Affordable Care Act or our business.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions and proposals, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, (1) directives to reduce agency workforce; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs of imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report, released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

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

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services to the extent we become subject to these laws in the future. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives, employees and other individuals who are California residents, and requires businesses subject to the CCPA to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely, should we become subject to them in the future. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union's General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR), Australia’s Privacy Act and similar privacy initiatives throughout the world where we may conduct clinical trials impose strict requirements for processing personal data and may apply to our operations as we expand our clinical trials globally. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or 4% of the annual global revenue, whichever is greater in either case; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. At this time, we do not believe we are subject to the GDPR, but should this change, the GDPR will increase our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms or change our business practices to ensure compliance with European and other foreign data protection rules.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

Our employees and personnel use generative artificial intelligence (AI) and/or automated decision-making technologies to perform certain tasks at work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the U.S. government recently enacted the OBBBA, which (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. The current administration and Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results from operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our information technology systems or sensitive data, or those of our third-party CROs or other contractors, consultants, or third parties with whom we work, may fail or suffer security incidents, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive data related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations. We and our third-party CROs or other contractors or consultants, are subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing or harvesting, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

Item 2. Properties.

We lease approximately 12,370 square feet of laboratory and office space in Carlsbad, California, pursuant to a lease agreement that commenced in September 2021 and expires in December 2029. Additionally, we lease approximately 4,900 square feet of additional office space in the same building, pursuant to a lease amendment that commenced in June 2022 and expires in December 2029. We believe that these facilities will meet our current and near-term needs and that suitable additional space will be available as and when needed.

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

Holders of Common Stock

As of March 2, 2026, there were 61,672,279 shares of common stock issued and held by approximately 11 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021. As of December 31, 2025, we had used approximately $133.7 million of the net proceeds received from our initial public offering to support our operations.

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

In preclinical studies for our lead program in FA, we have observed restoration of frataxin (FXN) levels in multiple cell types from FA patients and an in vivo murine model of FA using our FA GeneTAC® molecules. At doses that were observed to be well-tolerated in rodents and non-human primates (NHPs), FA GeneTAC® molecules achieved biodistribution to brain and heart, key organs affected by FA, at concentrations that exceeded those observed to restore FXN levels in FA patient cells. Further, and consistent with this favorable target-organ biodistribution, we observed increased endogenous FXN expression in the brain and heart in an animal model of FA after treatment with our FA GeneTAC® molecules. Previously, we reported clinical data for our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate (DT-216P1) from a Phase 1 single-ascending dose (SAD) clinical trial in December 2022 and a Phase 1 multiple-ascending dose (MAD) clinical trial in August 2023. Both studies showed that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA. Data from the Phase 1 MAD clinical trial for DT-216P1 suggests more sustained exposure to DT-216 is likely needed to achieve a more durable increase in FXN expression. We then shifted focus to developing DT-216 with a potentially improved formulation to enable more sustained exposure for the treatment of FA. These efforts resulted in a new product candidate, DT-216P2, which uses the same drug substance, DT-216. In nonclinical studies, we observed higher and more sustained DT-216 plasma levels after administration of DT-216P2 than was seen in studies with DT-216P1.

A Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers to evaluate single doses using multiple routes of administration, specifically IV infusion and subcutaneous (SC) injection and infusion routes, has shown that DT-216P2 has been generally well-tolerated. Human plasma pharmacokinetics (PK) profiles of DT-216P2 were consistent with NHP data following both IV and SC single-dose administration and human PK data has demonstrated that DT-216P2 exhibited improved exposure and PK parameters compared to DT-216P1, including higher area under the curve (AUC) and sustained plasma levels at comparable doses.

We are conducting our RESTORE-FA (Reactivating Expression Suppressed Through Overcoming Repeat Expansion for FA) Phase 1/2 MAD clinical trial of DT-216P2. The RESTORE-FA trial is designed to evaluate the safety, tolerability, PK and pharmacodynamics (PD) of IV and SC of DT-216P2 in patients with FA. We anticipate providing an update from the RESTORE-FA trial on the effect of DT-216P2 on endogenous frataxin levels following 12 weeks of dosing in the second half of 2026.

In June 2025, we received a clinical hold notice from the FDA regarding our IND application for DT-216P2. In December 2025, the clinical hold was lifted and we received clearance from the FDA to initiate clinical studies for DT-216P2.

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

In May 2025, we reported results from a completed Phase 1, double-masked, placebo-controlled, randomized, SAD/MAD clinical trial evaluating the safety, tolerability and systemic PK of DT-168 ophthalmic solution in normal healthy volunteers. DT-168 eye drops were well-tolerated in all participants with a maximum dose of two 0.5% drops twice-daily for seven days. There were no serious adverse events, no ocular adverse events (AEs) and no treatment discontinuations due to AEs in the trial. All observed AEs were deemed not related to DT-168 by the trial investigator. In parallel with the Phase 1 trial, we conducted reference range studies which showed consistently different splicing in the corneal endothelium between unaffected eye donors and surgical samples from mutant TCF4 FECD patients, supporting the potential for corneal endothelium biomarkers as a clinical proof-of-concept measure of drug activity. We are conducting a Phase 2 biomarker trial of DT-168 to evaluate safety, tolerability, and corneal endothelium biomarkers in patients with FECD. We anticipate reporting data from the Phase 2 biomarker trial in the second half of 2026.

In the fourth quarter of 2025, we announced DT-818 as our GeneTAC® small molecule development candidate for the treatment of DM1. In preclinical studies, DT-818 has demonstrated a potential best-in-disease profile for DM1, including a greater than 90% reduction in toxic RNA foci in DM1 patient cells, corresponding splicing correction and selective targeting of mutant DMPK. In an actin repeat mouse model of DM1 (HSALR mouse model), DT-818 treatment resulted in improved myotonia and foci reduction. In tissue distribution studies in NHPs, DT-818 levels were observed to be at expected pharmacologic levels in key target tissues at well-tolerated doses. In the fourth quarter of 2025, we obtained regulatory clearance to initiate clinical development of DT-818 and plan to begin dosing DM1 patients in a Phase 1 MAD trial in the first half of 2026. The study, with results anticipated in 2027, is expected to assess safety and correction of mis-splicing.

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

To date, we have incurred net losses and negative cash flows from operations since our inception and as of December 31, 2025, had an accumulated deficit of $297.0 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

We have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant revenue and the issuance of convertible notes and debt. In March 2021, we completed our initial public offering in which we sold 13,800,000 shares of our common stock at $20.00 per share and received net proceeds, after underwriting discount and offering costs, of $254.3 million. During the year ended December 31, 2025, we sold an aggregate of 3,250,510 shares of our common stock pursuant to our “at-the-market” sales agreement (ATM Program) for aggregate net proceeds of approximately $24.8 million. Our cash, cash equivalents and investment securities balance as of December 31, 2025, was $219.8 million.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our operating expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$59,129	$44,350	$14,779
General and administrative	20,338	18,033	2,305
Total operating expenses	$79,467	$62,383	$17,084

Research and Development Expenses. Research and development expenses for our FA program increased in 2025 compared to 2024 primarily due to costs attributable to DT-216P2 clinical activities and costs for additional development activities.

Expenses for our FECD program increased in 2025 compared to 2024 primarily due to costs associated with DT-168 clinical activities and costs for additional development activities.

Other direct expenses increased in 2025 compared to 2024 primarily due to additional activities related to our early stage research programs. The increase in indirect expenses compared to the same period of the prior year was primarily due to employee related expenses including compensation, stock-based compensation and other support for our ongoing development programs.

The following table summarizes our research and development expenses by program and by direct and indirect costs for the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
FA	$12,950	$8,559	$4,391
FECD	5,364	5,271	93
Other direct	19,339	10,849	8,490
Indirect	21,476	19,671	1,805
Total research and development expense	$59,129	$44,350	$14,779

General and Administrative Expenses. The increase in general and administrative expenses in 2025 compared to 2024 was primarily due to a $1.8 million increase in employee compensation, including $1.5 million in stock-based compensation expense, a $0.4 million one-time charge to deferred financing costs and $0.1 million in other expenses incurred during the year ended December 31, 2025 as compared to the same period in 2024.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since our inception, we have funded our operations primarily through the sale of our common stock, convertible preferred stock, grant income and the issuance of convertible notes and notes payable. As of December 31, 2025, we had $219.8 million of combined cash, cash equivalents and investment securities, a decrease of $25.6 million from the $245.5 million of cash, cash equivalents and investment securities at December 31, 2024. The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(54,358)	$(43,105)
Investing activities	22,913	43,955
Financing activities	25,738	513
Net increase (decrease) in cash and cash equivalents	$(5,707)	$1,363

Operating Activities. The increase in our net cash used in operating activities was primarily due to the $20.1 million increase in net loss, partially offset by an increase in non-cash expenses and net working capital for the year ended December 31, 2025 compared to the same period of the prior year.

Investing Activities. The decrease in net cash provided by investing activities was primarily due to a net decrease in cash provided from the maturities and purchases of our investment securities during the year ended December 31, 2025 compared to the year ended December 31, 2024. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. Net cash provided by financing activities for each of the years ended December 31, 2025 and 2024 was comprised of proceeds received from the issuance of common stock through our employee stock purchase plan and from employee stock option exercises. During the year ended December 31, 2025, we sold an aggregate of 3,250,510 shares of our common stock pursuant to the ATM Program for aggregate net proceeds of approximately $24.8 million.

Shelf Registration Statement

In May 2025, we filed a shelf registration statement on Form S-3 (the 2025 Shelf Registration Statement). The 2025 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under our ATM Program. The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2025 Shelf Registration Statement. During the year ended

December 31, 2025, we sold an aggregate of 3,250,510 shares of our common stock pursuant to the ATM Program for aggregate net proceeds of approximately $24.8 million.

We recorded a one-time non-cash charge to general and administrative expenses of approximately $0.4 million during the year ended December 31, 2025. The one-time charge was previously deferred in other assets on our balance sheets and related to deferred financing costs for our prior shelf registration statement on Form S-3.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents and investment securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for more than the next 12 months following the date of this Annual Report.

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

Until such time, if ever, as we can generate substantial revenues from product sales to support our cost structure, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide as a result of macroeconomic factors, including geopolitical conflicts, inflation, tariffs, other fiscal and trade policy changes, bank failures, global supply chain and labor shortage challenges, and the effects of a health epidemic or pandemic. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Contractual Obligations, Commitments and Material Cash Requirements

As of December 31, 2025, our base rent obligations under our lease was $1.6 million. In January 2026, our lease was further amended (the “Second Lease Amendment”). The Second Lease Amendment was approved by the Audit Committee of the Board in accordance with our Related Persons Transactions Policy and was effective upon the sale of the building on January 28, 2026. The Second Lease Amendment extends the lease term through December 2029 and reduces the base rent commencing on January 28, 2026, with an option to extend the lease term for a period of up to four years. We will pay approximately $3.4 million in future rent payments over the life of the Second Lease Amendment, which includes two months of rent abatement.

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

For the year ended December 31, 2025, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an IND in the United States. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through December 31, 2025.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for each of the years ended December 31, 2025 and 2024.

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

During the year ended December 31, 2025, we recorded $0.1 million to research and development expenses related to regulatory milestones, which is included in accrued expenses and other current liabilities as of December 31, 2025. There were no additional payments or royalties recorded through December 31, 2025. We may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable.

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

Other Information

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, as amended (JOBS Act), and we will remain an emerging growth company until December 31, 2026 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering). For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.

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

We will remain an emerging growth company until December 31, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company," we are not required to provide the information otherwise required by this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Design Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Design Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 9, 2026

Design Therapeutics, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$16,856	$22,563
Investment securities	202,989	222,914
Prepaid expenses and other current assets	3,939	2,563
Total current assets	223,784	248,040
Property and equipment, net	981	1,410
Right-of-use asset, related party	1,438	2,216
Other assets	—	427
Total assets	$226,203	$252,093
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,312	$2,186
Accrued expenses and other current liabilities (including related party amounts of $890 and $800, respectively)	10,743	6,276
Total current liabilities	13,055	8,462
Operating lease liability, net, related party	645	1,534
Total liabilities	13,700	9,996
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.0001 par value; 200,000,000 shares authorized, 60,398,051 and 56,754,341 shares issued and outstanding at December 31, 2025 and 2024, respectively	6	6
Additional paid-in capital	509,100	468,830
Accumulated deficit	(297,006)	(227,214)
Accumulated other comprehensive income	403	475
Total stockholders' equity	212,503	242,097
Total liabilities and stockholders' equity	$226,203	$252,093

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development (including related party amounts of $872 and $891, respectively)	$59,129	$44,350
General and administrative (including related party amounts of $528 and $537, respectively)	20,338	18,033
Total operating expenses	79,467	62,383
Loss from operations	(79,467)	(62,383)
Interest income	9,675	12,795
Net loss	$(69,792)	$(49,588)

Net loss per share, basic and diluted	$(1.22)	$(0.88)
Weighted-average shares of common stock outstanding, basic and diluted	57,330,192	56,587,142

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Net loss	$(69,792)	$(49,588)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(72)	413
Comprehensive loss	$(69,864)	$(49,175)

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	56,473,598	$6	$455,245	$62	$(177,626)	$277,687
Exercises of stock options	37,133	—	36	—	—	36
Issuance of common stock under employee stock purchase plan	243,610	—	477	—	—	477
Stock-based compensation	—	—	13,072	—	—	13,072
Unrealized gain on investments	—	—	—	413	—	413
Net loss	—	—	—	—	(49,588)	(49,588)
Balance at December 31, 2024	56,754,341	$6	$468,830	$475	$(227,214)	$242,097
Exercises of stock options	71,934	—	242	—	—	242
Issuance of common stock under employee stock purchase plan	321,266	—	649	—	—	649
Issuance of common stock in at-the-market offering, net of issuance costs	3,250,510	—	24,830	—	—	24,830
Stock-based compensation	—	—	14,549	—	—	14,549
Unrealized loss on investments	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(69,792)	(69,792)
Balance at December 31, 2025	60,398,051	$6	$509,100	$403	$(297,006)	$212,503

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(69,792)	$(49,588)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	622	596
Stock-based compensation	14,549	13,072
Amortization of premiums on investment securities, net	(3,253)	(6,198)
Non-cash lease expense	(21)	6
Deferred financing costs	427	—
Change in operating assets and liabilities:
Prepaid expense and other assets	(1,376)	226
Accounts payable and other liabilities	4,486	(1,219)
Net cash used in operating activities	(54,358)	(43,105)
Cash flows from investing activities
Purchases of investment securities	(291,779)	(230,175)
Proceeds from maturities of investment securities	314,885	274,470
Purchases of property and equipment	(193)	(340)
Net cash provided by investing activities	22,913	43,955
Cash flows from financing activities
Proceeds from the issuance of common stock in at-the-market offering, net of issuance costs	24,847	—
Proceeds from the exercise of stock options	242	36
Issuance of common stock through employee stock purchase plan	649	477
Net cash provided by financing activities	25,738	513
Net decrease in cash and cash equivalents	(5,707)	1,363
Cash and cash equivalents at beginning of period	22,563	21,200
Cash and cash equivalents at end of period	$16,856	$22,563
Supplemental disclosures
Issuance costs included in accrued expenses	$17	$—

The accompanying notes are an integral part of these financial statements.

Design Therapeutics, Inc.

Notes to Financial Statements

1. Organization

Design Therapeutics, Inc. (the “Company”) was incorporated in Delaware in December 2017 and is based in Carlsbad, California. The Company is a clinical-stage biopharmaceutical company pioneering the research and development of GeneTAC® molecules, which are a novel class of small-molecule gene targeted chimera therapeutic candidates designed to be disease-modifying by addressing the underlying cause of diseases caused by inherited nucleotide repeat expansion mutations. The Company’s lead product candidate is in Friedreich ataxia (“FA”), its second product candidate is in Fuchs endothelial corneal dystrophy (“FECD”), its third product candidate is in myotonic dystrophy type-1 (DM1), and it is also advancing GeneTAC® programs to address other diseases.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $297.0 million as of December 31, 2025. The Company had cash, cash equivalents and investment securities of $219.8 million as of December 31, 2025, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development, and clinical development activities as well as the commercialization of the Company’s products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company’s currently available cash, cash equivalents and investment securities as of December 31, 2025 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses for the years ended December 31, 2025 and 2024.

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

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The Act reinstates and makes permanent 100% first-year bonus depreciation under Section 168(k) for qualified property acquired and placed in service after January 19, 2025. Additionally, the Act permanently allows immediate expensing of domestic research and experimentation expenditures under Section 174 for tax years beginning after December 31, 2024. The Company has reflected the effects of the Act in its income tax provision in accordance with ASC Topic 740.

Accounting Standards Updates

In December 2023, the FASB issued ASU 2023-09, ASC Topic 740, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU retrospectively for the period ending December 31, 2025, and it affects only the Company's disclosures and does not impact the Company's results of operations or financial condition.

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

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	December 31, 2025	December 31, 2024
Stock options	13,757,773	10,328,177
Employee stock purchase plan	18,440	70,492
Total	13,776,213	10,398,669

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

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at December 31, 2025 and 2024 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2025:
Assets:
Money market funds(1)	$15,141	$15,141	$—	$—
U.S. Treasury securities	187,998	187,998	—	—
U.S. Government agency securities	14,991	—	14,991	—
Total	$218,130	$203,139	$14,991	$—
As of December 31, 2024:
Assets:
Money market funds(1)	$20,800	$20,800	$—	$—
Certificates of deposit	2,898	2,898	—	—
U.S. Treasury securities	197,528	197,528	—	—
U.S. Government agency securities	22,488	—	22,488	—
Total	$243,714	$221,226	$22,488	$—

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

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment securities consisted of the following at December 31, 2025 and 2024 (in thousands):

		As of December 31, 2025
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities	Within 1 year	$102,285	$247	$—	$—	$102,532
U.S. Treasury securities	Greater than 1 year	85,301	165	—	—	85,466
U.S. Government agency securities	Greater than 1 year	15,000	2	(11)	—	14,991
Total		$202,586	$414	$(11)	$—	$202,989

		As of December 31, 2024
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
Certificates of deposits	Within 1 year	$2,884	$14	$—	$—	$2,898
U.S. Treasury securities	Within 1 year	172,178	391	—	—	172,569
U.S. Government agency securities	Within 1 year	7,500	—	(7)	—	7,493
U.S. Treasury securities	Greater than 1 year	24,878	83	(2)	—	24,959
U.S. Government agency securities	Greater than 1 year	14,999	1	(5)	—	14,995
Total		$222,439	$489	$(14)	$—	$222,914

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

There were 4 and 12 securities in an unrealized loss position at December 31, 2025 and 2024, respectively. The Company determined that unrealized losses on its available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of December 31, 2025 or 2024.

The following tables present available-for-sale investments that were in an unrealized loss position as of December 31, 2025 and 2024, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency securities	$9,989	$(11)	$—	$—	$9,989	$(11)
Total	$9,989	$(11)	$—	$—	$9,989	$(11)

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Certificates of deposits	$—	$—	$490	$—	$490	$—
U.S. Treasury securities	7,514	(2)	—	—	7,514	(2)
U.S. Government agency securities	19,987	(12)	—	—	19,987	(12)
Total	$27,501	$(14)	$490	$—	$27,991	$(14)

Accrued interest receivable on available-for-sale investment securities, included in “Prepaid expenses and other current assets” on the Company’s balance sheets, was $1.7 million and $1.3 million at December 31, 2025 and 2024, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses	$2,262	$1,300
Interest receivable	1,677	1,263
Total	$3,939	$2,563

Property and equipment consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Laboratory equipment	$2,450	$2,291
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	172	151
	3,245	3,065
Less accumulated depreciation	(2,264)	(1,655)
Total	$981	$1,410

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued personnel costs	$4,631	$3,576
Accrued research and development costs	4,583	1,220
Current portion of operating lease liability, related party	890	800
Accrued other	639	680
Total	$10,743	$6,276

7. Leases

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent office space (the “Lease”). Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC. The lease commenced in September 2021 with a term of 72 months and an option to extend the lease term for a period of three years. Lease payments are subject to annual increases of 3% and the Company is responsible for its share of operating expenses and taxes, which are expensed as incurred. In March 2022, the Company entered into an amendment (the “Lease Amendment”) to its Lease with Crossing Holdings, LLC to rent additional office space in the same building. The Lease Amendment commenced in June 2022 and the term of the additional premises under the Lease Amendment coincides with the term of the Lease and ends in 2027. As of December 31, 2025, the weighed-average remaining lease term for the Company's leases was 1.7 years and the weighted-average discount rate used to determine the right-of-use asset and corresponding operating lease liability was 7.37%.

Maturities of operating lease liabilities, related party as of December 31, 2025 are as follows (in thousands):

2026	973
2027	663
Total future minimum lease payments	1,636
Less: Present value adjustment	(101)
Operating lease liabilities, related party	$1,535

Rent expense was $0.9 million for each of the years ended December 31, 2025 and 2024.

In January 2026, the Lease was further amended (the “Second Lease Amendment”). The Second Lease Amendment was approved by the Audit Committee of the Board in accordance with the Company’s Related Persons Transactions Policy and was effective upon the sale of the building on January 28, 2026. The Second Lease Amendment extends the lease term through December 2029 and reduces the base rent commencing on January 28, 2026, with an option to extend the lease term for a period of up to four years. The Company will pay approximately $3.4 million in future rent payments over the life of the Second Lease Amendment, which includes two months of rent abatement.

8. Stockholders’ Equity

Shelf Registration Statement

In May 2025, the Company filed a shelf registration statement on Form S-3, which became effective in May 2025 (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of the Company's common stock that may be issued and sold under an "at-the-market” sales agreement ( the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2025 Shelf Registration Statement. During the year ended December 31, 2025, the Company sold an aggregate of 3,250,510 shares of its common stock pursuant to the ATM Program for aggregate net proceeds of approximately $24.8 million.

The Company recorded a one-time non-cash charge to general and administrative expenses of approximately $0.4 million during the year ended December 31, 2025. The one-time charge was previously deferred in other assets on the Company's balance sheets and related to deferred financing costs for the Company’s prior shelf registration statement on Form S-3.

9. Stock-Based Compensation

Equity Incentive Award Plans

Under the Company's 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of December 31, 2025, the Company had 5,459,041 shares available for grant under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031 in an amount equal to 5% of the total number of shares outstanding of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. Effective January 1, 2026, the number of shares available for future issuance was increased by 3,019,902 shares so that the total available for future issuance as of January 1, 2026 was 8,478,943 shares.

In August 2023, the Company granted two stock options, each to purchase up to 525,000 shares of the Company's common stock, which contain both time-based and performance-based conditions. The options have a weighted average grant date fair value of $1.64 per share. Stock-based compensation expense for awards with performance conditions is recognized straight-line over the expected performance period when the achievement of such performance conditions is determined to be probable. During the fourth quarter of 2025, the Company determined that the performance-based conditions were achieved. The Company recorded approximately $0.7 million and $0.2 million in related general and administrative stock-based compensation expense during the years ended December 31, 2025 and 2024, respectively.

A summary of the Company's stock option activity for the periods presented was as follows (in thousands, except year, share and per share data):

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Options and	Average	Contractual	Aggregate
	Awards	Exercise	Term	Intrinsic
	Outstanding	Price	(Years)	Value
Outstanding at December 31, 2024	10,328,177	$6.96	7.86	$19,649,110
Granted	3,933,526	$5.74
Exercised	(71,934)	$3.37
Canceled/Expired	(431,996)	$11.96
Outstanding at December 31, 2025	13,757,773	$6.47	7.66	$53,722,747
Vested and expected to vest at December 31, 2025	13,632,773	$6.51	7.66	$52,863,997
Exercisable at December 31, 2025	6,666,523	$8.12	6.81	$21,671,146

The weighted-average grant date fair value per share of options granted was $4.29 and $2.11 for the years ended December 31, 2025 and 2024, respectively. The aggregate intrinsic value of options exercised was $0.3 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively, and the cash received from options exercised was $0.2 million and $36,000 for the years ended December 31, 2025 and 2024, respectively.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants for the periods presented were as follows:

	Year Ended December 31,
	2025	2024
Expected term (years)	6.34	6.11
Expected volatility	85.0%	87.0%
Risk-free interest rate	4.30%	3.93%
Expected dividend yield	0.0%	0.0%

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

Expected Dividend Yield—The expected dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends and, therefore, uses an expected dividend yield of zero.

2021 Employee Stock Purchase Plan

The Company's ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase.

As of December 31, 2025, the Company had issued 697,652 shares of the Company's common stock under the ESPP and had 2,150,876 shares available for future issuance. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031 in an amount equal to the lesser of (i) 1% of the total number of shares outstanding of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Effective January 1, 2026, the number of shares available for issuance was increased by 603,980 shares so that the total available for future issuance as of January 1, 2026 was 2,754,856 shares.

In determining the grant date fair value of shares to be issued under the ESPP, the Company uses the Black-Scholes option pricing model. The Black-Scholes inputs are determined in the same manner as for stock option awards. The weighted average inputs used for the ESPP for the year ended December 31, 2025, were as follows:

	Year Ended December 31,
	2025	2024
Expected term (years)	1.35	1.39
Expected volatility	89.7%	88.9%
Risk-free interest rate	3.71%	4.82%
Expected dividend yield	0.0%	0.0%

Stock-based compensation expense for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$6,563	$6,575
General and administrative	7,986	6,497
Total	$14,549	$13,072

As of December 31, 2025, unrecognized compensation expense related to unvested stock option awards was $20.7 million, which is expected to be recognized in expense over a weighted-average period of 1.3 years. As of December 31, 2025, unrecognized compensation expense related to ESPP rights was $0.6 million, which is expected to be recognized over a remaining period of 1.9 years.

10. Income Taxes

The Company is subject to taxation in the United States and various state jurisdictions. All of the Company’s tax years are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s policy is to recognize interest and penalties related to income tax matters as tax expense. The Company had no accrued interest or penalties related to income tax matters on its balance sheets at December 31, 2025 or 2024, and has not recognized interest or penalties in its statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024, respectively. Further, the Company is not currently under examination by any federal, state or local tax authority.

At December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of $145.5 million and $13.1 million, respectively. Federal NOL carryforwards totaling $0.1 million begin to expire in 2037, unless previously utilized. The federal and certain state NOL carryforwards of $145.5 million and $1.5 million, respectively, generated after 2017, may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. The remaining state NOL carryforwards totaling $11.6 million begin to expire in 2037, unless previously utilized. In addition, the Company has federal and state research and development (“R&D”) credit carryforwards totaling $11.0 million and $4.2 million, respectively. The federal R&D credit carryforwards will begin to expire in 2038 unless previously utilized. The state R&D credit carryforwards do not expire.

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

The Company has not recorded a current or deferred tax expense or benefit nor has it paid cash taxes to any jurisdiction for the years ended December 31, 2025 or 2024. The net losses for the years ended December 31, 2025 and 2024 were generated solely in the United States.

Significant components of the Company's net deferred tax assets at December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses	$31,412	$18,885
Capitalized research costs	19,621	20,545
Research and development credits	11,678	9,352
Lease liability	326	492
Stock-based compensation	3,810	3,908
Other	1,026	797
Total gross deferred tax assets	67,873	53,979
Valuation allowance	(67,327)	(53,143)
Total deferred tax assets	546	836
Deferred tax liabilities:
Right of use asset	(305)	(467)
Other	(241)	(369)
Total deferred tax liabilities	(546)	(836)
Net deferred tax assets	$—	$—

A reconciliation of the Company's income tax expense (benefit) to the amount computed by applying the federal statutory income tax rate for the periods presented were as follows (in thousands):

	Year ended December 31,
	2025		2024
Income taxes (benefit) at statutory rate:	$(14,656)	21.00%	$(10,413)	21.00%
State and local income taxes, net of federal benefit:*	(181)	0.26%	(141)	0.28%
Tax credits:
Research and development credits	(1,997)	2.86%	(2,104)	4.24%
Change in valuation allowance:	13,271	(19.02)%	10,159	(20.49)%
Nontaxable or nondeductible items:
Officer's compensation	1,721	(2.47)%	799	(1.61)%
Stock-based compensation	1,381	(1.98)%	1,310	(2.64)%
Other	25	(0.04)%	(29)	0.06%
Changes in Unrecognized Tax Benefits:	474	(0.68)%	452	(0.91)%
Other, net	(38)	0.07%	(33)	0.07%
	$—	0.00%	$—	0.00%

* State taxes in California comprise the majority (greater than 50 percent) of the tax effect in this category.

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

The following table summarizes the changes to the Company's unrecognized tax benefits for the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of period	$2,289	$1,799
Increases (decreases) related to prior year tax positions	—	(3)
Increases to current year tax positions	523	493
Balance at end of period	$2,812	$2,289

11. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of December 31, 2025 or December 31, 2024.

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

During the year ended December 31, 2025, the Company recorded $0.1 million to research and development expenses related to regulatory milestones, which is included in accrued expenses and other current liabilities as of December 31, 2025. There were no additional payments or royalties recorded through December 31, 2025. The Company may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable.

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

In 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an Investigational New Drug Application (“IND”) in the United States. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through December 31, 2025.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the years ended December 31, 2025 and 2024.

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

13. Related Party Transactions

Lease Agreement

In February 2021, the Company entered into the Lease with Crossing Holdings, LLC to rent laboratory and office space. Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC. In March 2022, the Company entered into the Lease Amendment with Crossing Holdings, LLC amending the Lease for additional space in the same building. In January 2026, the Lease was further amended via the Second Lease Amendment which was approved by the Audit Committee of the Board of Directors of the Company in accordance with the Company’s Related Persons Transactions Policy, upon the sale of the leased premises to TREF V Hidden Valley Owner LLC. Following the effectiveness of the Second Lease Amendment, neither Crossing Holdings, LLC nor Dr. Pratik Shah has any personal interest in the Lease.

Rent and related operating expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$872	$848
General and administrative	288	297
Total expenses	$1,160	$1,145

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2025	2024
General and administrative	$240	$240
Total expenses	$240	$240

14. Segment Information

The Company manages the business activities at the consolidated level and operates in one operating and reportable segment. The Company’s CODM is its chief executive officer. The CODM primarily utilizes long-range financial projections and cash runway in order to allocate resources and to assess performance. As of December 31, 2025, the Company has no revenue and all the Company’s long-lived assets were located within the United States. The CODM is regularly provided with the following significant segment expenses:

	Year ended December 31,
	2025	2024
Interest income	$9,675	$12,795
Less:
Direct program expense	37,653	24,679
Personnel expense	17,531	15,323
Stock-based compensation expense	14,549	13,072
Other segment items (a)	9,734	9,309
Segment net loss	$(69,792)	$(49,588)
Net loss	$(69,792)	$(49,588)

(a) Other segment items included in Segment net loss includes professional services, consulting and other outside services expenses, depreciation expense, insurance, facilities, and other overhead items.

15. Employee Benefit Plans

The Company maintains a retirement plan, which is qualified under section 401(k) of the Code. The plan allows eligible employees to defer, at the employee's discretion, pretax compensation up to the IRS annual limits. The Company elected to make matching contributions of $0.5 million and $0.4 million to the plan for the years ended December 31, 2025 and 2024, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed Election of Directors, Executive Officers and Information Regarding the Board of Directors and Corporate Governance contained in the Proxy Statement for our 2026 annual meeting of stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2026 (the “Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on the Corporate Governance section of our website at www.designtx.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we intend to promptly disclose the nature of the amendment or waiver on our website.

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

10.7*	Employment Agreement, by and between the Registrant and Chris Storgard, dated April 9, 2025.

10.8*

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

10.11

Lease, by and between the Registrant and TREF V Hidden Valley Owner LLC (as successor in interest, via assignment), dated February 2, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 5, 2021).

10.12

First Amendment to Lease Agreement, by and between the Registrant and TREF V Hidden Valley Owner LLC (as successor in interest, via assignment), dated March 18, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 22, 2022).

10.13*

Consulting Agreement, by and between the Registrant and Aseem Z. Ansari, Ph.D., dated December 27, 2017, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 22, 2021).

10.14*

Third Amendment to Consulting Agreement, by and between the Registrant and Aseem Z. Ansari, Ph.D., dated November 9, 2023 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024).

10.15*

Consulting Agreement by and between the Registrant and Rodney Lappe, Ph.D., dated November 22, 2023 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024).

19.1	Insider Trading Policy of the Registrant (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 10, 2025).
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page hereto).
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

Design Therapeutics, Inc.

Date: March 9, 2026	By:	/s/ Pratik Shah, Ph.D.
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

Name	Title	Date

/s/ Pratik Shah, Ph.D.	President, Chief Executive Officer and Chairperson (Principal Executive and Financial Officer)	March 9, 2026
Pratik Shah, Ph.D.

/s/ Julie Burgess	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2026
Julie Burgess

/s/ Simeon George, M.D.	Director	March 9, 2026
Simeon George, M.D.

/s/ Rodney Lappe, Ph.D.	Director	March 9, 2026
Rodney Lappe, Ph.D.

/s/ John Schmid	Director	March 9, 2026
John Schmid

/s/ Justin Gover	Director	March 9, 2026
Justin Gover

/s/ Heather Berger, Ph.D.	Director	March 9, 2026
Heather Berger, Ph.D.