Form 10-Q
period 2026-03-31
Design Therapeutics, Inc.
filed 2026-04-28
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of April 23, 2026, was 62,456,974.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,770	$16,856
Investment securities	210,053	202,989
Prepaid expenses and other current assets	4,226	3,939
Total current assets	227,049	223,784
Property and equipment, net	824	981
Right-of-use asset	2,569	1,438
Total assets	$230,442	$226,203
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,276	$2,312
Accrued expenses and other current liabilities (including related party amounts of $890 as of December 31, 2025)	7,914	10,743
Total current liabilities	10,190	13,055
Operating lease liability	2,198	645
Total liabilities	12,388	13,700
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; 62,441,429 and 60,398,051 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	532,958	509,100
Accumulated deficit	(314,642)	(297,006)
Accumulated other comprehensive (loss) income	(268)	403
Total stockholders’ equity	218,054	212,503
Total liabilities and stockholders’ equity	$230,442	$226,203

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development (including related party amounts of $72 and $228, respectively)	$14,379	$15,377
General and administrative (including related party amounts of $85 and $134, respectively)	5,327	5,041
Total operating expenses	19,706	20,418
Loss from operations	(19,706)	(20,418)
Interest income	2,070	2,703
Net loss	$(17,636)	$(17,715)

Net loss per share, basic and diluted	$(0.29)	$(0.31)
Weighted-average shares of common stock outstanding, basic and diluted	61,434,457	56,757,827

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(17,636)	$(17,715)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(671)	(25)
Comprehensive loss	$(18,307)	$(17,740)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	60,398,051	$6	$509,100	$403	$(297,006)	$212,503
Exercises of stock options	36,828	—	27	—	—	27
Issuance of common stock in at-the-market offering, net of issuance costs	2,006,550	—	19,907	—	—	19,907
Stock-based compensation	—	—	3,924	—	—	3,924
Unrealized loss on investments	—	—	—	(671)	—	(671)
Net loss	—	—	—	—	(17,636)	(17,636)
Balance at March 31, 2026	62,441,429	$6	$532,958	$(268)	$(314,642)	$218,054

Balance at December 31, 2024	56,754,341	$6	$468,830	$475	$(227,214)	$242,097
Exercises of stock options	14,337	—	23	—	—	23
Stock-based compensation	—	—	3,539	—	—	3,539
Unrealized loss on investments	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(17,715)	(17,715)
Balance at March 31, 2025	56,768,678	$6	$472,392	$450	$(244,929)	$227,919

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(17,636)	$(17,715)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	157	159
Stock-based compensation	3,924	3,539
Amortization of premiums on investment securities, net	(147)	(1,060)
Non-cash lease expense	69	(4)
Change in operating assets and liabilities:
Prepaid expense and other assets	(287)	(1,407)
Accounts payable and other liabilities	(2,511)	(301)
Net cash used in operating activities	(16,431)	(16,789)
Cash flows from investing activities
Purchases of investment securities	(52,589)	(86,548)
Proceeds from maturities of investment securities	45,000	94,490
Purchases of property and equipment	—	(72)
Net cash (used in) provided by investing activities	(7,589)	7,870
Cash flows from financing activities
Proceeds from the issuance of common stock in at-the-market offering, net of issuance costs	19,907	—
Proceeds from the exercise of stock options	27	23
Net cash provided by financing activities	19,934	23
Net decrease in cash and cash equivalents	(4,086)	(8,896)
Cash and cash equivalents at beginning of period	16,856	22,563
Cash and cash equivalents at end of period	$12,770	$13,667
Supplemental disclosures
Increase in right-of-use-asset and operating lease liability related to lease amendment	$1,295	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$54

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $314.6 million as of March 31, 2026. The Company had cash, cash equivalents and investment securities of $222.8 million as of March 31, 2026, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash, cash equivalents and investment securities as of March 31, 2026 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

Issued Accounting Pronouncements Not Yet Adopted

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	March 31, 2026	December 31, 2025
Stock options	17,315,270	13,757,773
Employee stock purchase plan	77,966	18,440
Total	17,393,236	13,776,213

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2026:
Assets:
Money market funds(1)	$10,326	$10,326	$—	$—
U.S. Treasury securities	195,122	195,122	—	—
U.S. Government agency securities	14,931	—	14,931	—
Total	$220,379	$205,448	$14,931	$—
As of December 31, 2025:
Assets:
Money market funds(1)	$15,141	$15,141	$—	$—
U.S. Treasury securities	187,998	187,998	—	—
U.S. Government agency securities	14,991	—	14,991	—
Total	$218,130	$203,139	$14,991	$—

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment securities consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

		As of March 31, 2026
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities	Within 1 year	$102,438	$121	$(29)	$—	$102,530
U.S. Treasury securities	Greater than 1 year	92,883	13	(304)	—	92,592
U.S. Government agency securities	Greater than 1 year	15,000	—	(69)	—	14,931
Total		$210,321	$134	$(402)	$—	$210,053

		As of December 31, 2025
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities	Within 1 year	$102,285	$247	$—	$—	$102,532
U.S. Treasury securities	Greater than 1 year	85,301	165	—	—	85,466
U.S. Government agency securities	Greater than 1 year	15,000	2	(11)	—	14,991
Total		$202,586	$414	$(11)	$—	$202,989

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

There were 45 and 4 securities in an unrealized loss position at March 31, 2026 and December 31, 2025, respectively. The Company determined that unrealized losses on its available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of March 31, 2026 or December 31, 2025.

The following tables present available-for-sale investments that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of March 31, 2026
	Less than 12 Months		12 Months or Greater	Total
	Estimated		Estimated	Estimated
	Fair		Fair	Fair
	Market	Unrealized	Market	Market	Unrealized
	Value	Losses	Value	Value	Losses
U.S. Treasury securities	$117,548	$(333)	$—	$117,548	$(333)
U.S. Government agency securities	14,931	(69)	—	14,931	(69)
Total	$132,479	$(402)	$—	$132,479	$(402)

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater	Total
	Estimated		Estimated	Estimated
	Fair		Fair	Fair
	Market	Unrealized	Market	Market	Unrealized
	Value	Losses	Value	Value	Losses
U.S. Government agency securities	$9,989	$(11)	$—	$9,989	$(11)
Total	$9,989	$(11)	$—	$9,989	$(11)

Accrued interest receivable on available-for-sale investment securities, included in “Prepaid expenses and other current assets” on the Company’s balance sheets, was $1.8 million and $1.7 million as of March 31, 2026 and December 31, 2025, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$2,403	$2,262
Interest receivable	1,823	1,677
Total	$4,226	$3,939

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Property and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$2,450	$2,450
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	172	172
	3,245	3,245
Less accumulated depreciation	(2,421)	(2,264)
Total	$824	$981

Accrued expenses and current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued personnel costs	$2,331	$4,631
Accrued research and development costs	4,411	4,583
Current portion of operating lease liability, net, related party	536	890
Accrued other	636	639
Total	$7,914	$10,743

7. Segment Information

The Company manages the business activities at the consolidated level and operates in one operating and reportable segment. The Company’s CODM is its chief executive officer. The CODM primarily utilizes long-range financial projections and cash runway in order to allocate resources and to assess performance. As of March 31, 2026, the Company has no revenue and all the Company’s long-lived assets were located within the United States. The CODM is regularly provided with the following significant segment expenses:

	Three Months Ended March 31,
	2026	2025
Interest income	$2,070	$2,703
Less:
Direct program expense	8,588	9,961
Personnel expense	4,789	4,377
Stock-based compensation expense	3,924	3,539
Other segment items(1)	2,405	2,541
Segment net loss	$(17,636)	$(17,715)
Net loss	$(17,636)	$(17,715)

(1)
Other segment items included in Segment net loss includes professional services, consulting and other outside services expenses, depreciation expense, insurance, facilities and other overhead items.

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of March 31, 2026 or December 31, 2025.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

9. License Agreements

In May 2024, the Company entered into a license agreement pursuant to which it received exclusive, worldwide, royalty-bearing, sublicensable rights to certain patents and technology to be used in the development and commercialization of certain products.

During the year ended December 31, 2025, the Company recorded $0.1 million to research and development expenses related to regulatory milestones, which is included in accrued expenses and other current liabilities as of March 31, 2026. There were no additional payments or royalties recorded for the three months ended March 31, 2026. The Company may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable.

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

In 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an Investigational New Drug Application in the United States. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through March 31, 2026.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three months ended March 31, 2026 and 2025.

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

10. Stockholders’ Deficit

Shelf Registration Statement

In May 2025, the Company filed a shelf registration statement on Form S-3 (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

under the 2025 Shelf Registration Statement. During the three months ended March 31, 2026, the Company sold an aggregate of 2,006,550 shares of its common stock pursuant to the ATM Program for aggregate net proceeds of approximately $19.9 million.

11. Stock-Based Compensation

Equity Incentive Award Plans

The number of shares of common stock available for issuance under the Company's 2021 Equity Incentive Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2026, the total number of shares available for future issuance was 4,884,618.

The following table summarizes stock option activity for the three months ended March 31, 2026:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2025	13,757,773	$6.47
Granted	3,746,250	$9.13
Exercised	(55,836)	$4.10
Forfeited	(132,917)	$2.60
Balance at March 31, 2026	17,315,270	$7.08

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,831	$1,647
General and administrative	2,093	1,892
Total	$3,924	$3,539

2021 Employee Stock Purchase Plan

The number of shares of common stock available for issuance under the Company's ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2026, the Company had issued 697,652 shares of the Company's common stock under the ESPP and had 2,754,856 shares available for future issuance.

12. Related Party Transactions

Lease Agreement

In February 2021, the Company entered into a lease agreement with Crossing Holdings, LLC to rent laboratory and office space (the “Lease”). In March 2022, the Company entered into an amendment with Crossing Holdings, LLC amending the Lease for additional office space in the same building (the “Lease Amendment”). Dr. Pratik Shah and entities that he controls are the sole members of Crossing Holdings, LLC. In January 2026, the Lease was further amended (the “Second Lease Amendment”), which was approved by the Audit Committee of the Board of Directors of the Company in accordance with the Company’s Related Persons Transactions Policy, upon the sale of the leased premises to TREF V Hidden Valley Owner LLC on January 28, 2026. Following the

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

effectiveness of the Second Lease Amendment, neither Crossing Holdings, LLC nor Dr. Pratik Shah has any personal interest in the Lease.

Rent and related operating expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$72	$217
General and administrative	25	74
Total expenses	$97	$291

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$60	$60
Total expenses	$60	$60

13. Leases

The Company amended the Lease in January 2026 via the Second Lease Amendment, which extended the lease term through December 2029 and reduced the base rent commencing on January 28, 2026, with an option to extend the lease term for a period of up to four years. As a result of the Second Lease Amendment, the Company recorded a $1.3 million increase in its right-of-use asset and operating lease liabilities during the three months ended March 31, 2026. Future minimum lease payments, the weighted-average remaining lease term and discount rate for the Lease as of March 31, 2026 are as follows (in thousands):

2026 (remaining nine months)	$581
2027	898
2028	925
2029	952
Total future minimum lease payments	3,356
Less: Present value adjustment	(622)
Operating lease liabilities	$2,734
Weighted-average remaining lease term (years)	3.8
Weighted-average discount rate	10.7%

Rent expense for each of the three months ended March 31, 2026 and 2025 was $0.2 million.

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

We are conducting our RESTORE-FA (Reactivating Expression Suppressed Through Overcoming Repeat Expansion for FA) Phase 1/2 MAD clinical trial of DT-216P2 in patients with FA. The RESTORE-FA trial is a multiple ascending dose study of DT-216P2 administered through either IV or SC over four- or 12-week treatment periods to evaluate safety, pharmacokinetics, biomarker endpoints assessing changes in endogenous FXN and exploratory clinical endpoints. We anticipate providing an update from the RESTORE-FA trial on the effect of DT-216P2 on endogenous frataxin levels in the second half of 2026.

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

To date, we have incurred net losses and negative cash flows from operations since our inception and as of March 31, 2026 had an accumulated deficit of $314.6 million. Our cash, cash equivalents and investment securities balance as of March 31, 2026 was $222.8 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our operating expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$14,379	$15,377	$(998)
General and administrative	5,327	5,041	286
Total operating expenses	$19,706	$20,418	$(712)

Research and Development Expenses. The decrease in research and development expenses compared to the same period of the prior year was primarily due to a reduction in expenses associated with our FA and FECD programs.

Other direct expenses associated with our early-stage programs, that are not allocated on a program-by-program basis, decreased due to the movement of DM1 expenses to a separate program subcategory because of its shift to clinical development. The increase in indirect expenses compared to the same period of the prior year was primarily due to employee related expenses including compensation, stock-based compensation and other support for our ongoing development programs.

The following table summarizes our research and development expenses by program, direct and indirect costs for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
FA	$3,368	$3,937	$(569)
FECD	918	1,919	(1,001)
DM1	2,210	—	2,210
Other direct	2,092	4,105	(2,013)
Indirect	5,791	5,416	375
Total research and development expense	$14,379	$15,377	$(998)

General and Administrative Expenses. The increase in general and administrative expenses was primarily due to a $0.2 million increase in stock-based compensation expenses and a $0.1 million increase in other expenses incurred during the three months ended March 31, 2026 as compared to the same period in 2025.

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

As of March 31, 2026, we had $222.8 million of combined cash, cash equivalents and investment securities, an increase of $3.0 million from the $219.8 million of cash, cash equivalents and investment securities at December 31, 2025. Further detail of the change in our cash and cash equivalents for the three months ended March 31, 2026 and 2025 is summarized below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(16,431)	$(16,789)
Investing activities	(7,589)	7,870
Financing activities	19,934	23
Net decrease in cash and cash equivalents	$(4,086)	$(8,896)

Operating Activities. The decrease in our net cash used in operating activities was primarily due to an increase in non-cash expenses partially offset by a $0.1 million decrease in net loss for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Investing Activities. The decrease in net cash provided by investing activities was primarily due to a net decrease in cash provided from the maturities and purchases of our investment securities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. The increase in net cash provided by financing activities was primarily due to sales of an aggregate of 2,006,550 shares of our common stock pursuant to the ATM Program for aggregate net proceeds of approximately $19.9 million during the three months ended March 31, 2026 . We had no sales pursuant to our ATM Program during the three months ended March 31, 2025. Additional financing activities included proceeds from employee stock option exercises.

Shelf Registration Statement

In May 2025, we filed a shelf registration statement on Form S-3 (the 2025 Shelf Registration Statement). The 2025 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under our ATM Program. The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2025 Shelf Registration Statement. During the three months ended March 31, 2026, we sold an aggregate of 2,006,550 shares of our common stock pursuant to the ATM Program for aggregate net proceeds of approximately $19.9 million.

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

For the three months ended March 31, 2026, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an IND in the United States. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through March 31, 2026.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three months ended March 31, 2026 and 2025.

We may terminate the License Agreement with 90 days' written notice or for certain breaches of the agreement. WARF may terminate the License Agreement with 90 days' written notice if first commercial sale does not occur before December 31, 2031. Unless terminated earlier by the parties, the term of the License Agreement will continue until the last licensed patent expires in all countries.

In May 2024, we entered into a license agreement pursuant to which we received exclusive, worldwide, royalty-bearing, sublicensable rights to certain patents and technology to be used in the development and commercialization of certain products.

During the year ended December 31, 2025, we recorded $0.1 million to research and development expenses related to regulatory milestones, which is included in accrued expenses and other current liabilities as of March 31, 2026. There were no additional payments or royalties recorded for the three months ended March 31, 2026. We may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable.

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

Our critical accounting policies are those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see Item 1 of Part I, “Notes to Condensed Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q, and Note 2 to our Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 9, 2026. There have not been any material changes to our critical accounting policies since December 31, 2025.

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.

Other Information

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, as amended (JOBS Act), and we will remain an emerging growth company until December 31, 2026 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering). While we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission (SEC). If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 9, 2026.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program in FA and our other development programs, early clinical development for our FA, FECD and DM1 programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. As a result, none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $17.6 million and $69.8 million for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2026, we had $222.8 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts with three product candidates in clinical development and with all of our other research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts. Our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate (DT-216P1), entered into a Phase 1 SAD clinical trial in March 2022, the first clinical trial for one of our product candidates, and we completed the Phase 1 MAD clinical trial of DT-216P1 in August 2023. We withdrew our IND for DT-216P1 in October 2023, and we are conducting our RESTORE-FA Phase 1/2 MAD clinical trial of DT-216P2, which uses the same drug substance, DT-216, to evaluate safety, pharmacokinetics, biomarker endpoints assessing changes in endogenous FXN and exploratory clinical endpoints. Furthermore, we are conducting a Phase 2 biomarker trial of DT-168, our FECD GeneTAC® product candidate, to evaluate safety, tolerability, and corneal endothelium biomarkers in patients with FECD. We have initiated dosing in a Phase 1 MAD trial of DT-818, our DM1 GeneTAC® product candidate, with normal healthy volunteers and plan to begin dosing DM1 patients in the first half of 2026. The study, with results anticipated in 2027, is expected to assess safety and correction of mis-splicing. We have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

While we have conducted nonclinical studies of DT-216P1 for the treatment of patients with FA, released initial clinical data from our Phase 1 SAD clinical trial in December 2022 and released initial results from the Phase 1 MAD clinical trial of DT-216P1 in August 2023 with results showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, data from the Phase 1 MAD clinical trial for DT-216P1 suggests more sustained exposure to DT-216 is likely needed to achieve a more durable increase in FXN expression and self-limited thrombophlebitis at the injection site was observed in five patients across all three dose levels (100 mg, 200 mg and 300 mg) in the Phase 1 MAD clinical trial of DT-216P1, whereas thrombophlebitis at the injection site was only observed at higher doses (the 400 mg and 600 mg cohorts) in the Phase 1 SAD clinical trial of DT-216P1. Nonclinical studies showed that the thrombophlebitis at the injection site was attributable to the formulation excipients in the prior DT-216P1 product candidate formulation, and that improving the formulation composition could improve exposure, enable higher doses and chronic administration. We have since shown that a potentially improved formulation using a novel and proprietary excipient with DT-216P2 had improved properties, including favorable injection site tolerability, following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the potential benefits of improved exposure, thrombophlebitis observed in the Phase 1 MAD clinical trial of DT-216P1 and concern for potential worsening of thrombophlebitis at the injection site at higher doses with multiple administration, and the initial results from animal studies using a novel and proprietary excipient in DT-216P2, instead of advancing DT-216P1 through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 to better support the future clinical development and regulatory pathway for the drug substance DT-216. We are conducting our RESTORE-FA Phase 1/2 MAD clinical trial of DT-216P2 in patients with FA. The RESTORE-FA trial is a multiple ascending dose study of DT-216P2 administered through either IV or SC over four- or 12-week treatment periods to evaluate safety, pharmacokinetics, biomarker endpoints assessing changes in endogenous FXN and exploratory clinical endpoints. We anticipate providing an update from the RESTORE-FA trial on the effect of DT-216P2 on endogenous frataxin levels in the second half of 2026. We believe the thrombophlebitis at the injection site seen with DT-216P1 is no longer an issue limiting continued development of DT-216. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved properties, including favorable injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated clinical development and data timelines for the RESTORE-FA trial. In addition, in June 2025, we received a clinical hold notice from the FDA regarding our IND for DT-216P2. In December 2025, the clinical hold was lifted and we received clearance from the FDA to initiate clinical studies for DT-216P2.

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

The FDA or any foreign regulatory authorities can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•
the FDA or the applicable foreign regulatory authority’s disagreement with the design or implementation of our clinical trials;
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
•
the FDA’s or the applicable foreign regulatory authority’s disagreement with the interpretation of data from nonclinical studies or clinical trials;
•
our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•
the FDA’s or the applicable foreign regulatory authority’s requirement for additional nonclinical studies or clinical trials;
•
the FDA’s or the applicable foreign regulatory authority’s disagreement regarding the formulation, labeling and/or the specifications of our product candidates;
•
the FDA’s or the applicable foreign regulatory authority’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2026, we had 54 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 120 full-time equivalents as of March 31, 2026. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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
•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives; and
•
European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare professionals.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions and proposals, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, (1) directives to reduce agency workforce; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report, released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investment securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through March 31, 2026, we had used approximately $144.2 million of the net proceeds received from our initial public offering to support our operations.

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

10.1*	Non-Employee Director Compensation Policy
10.2	Second Amendment to Lease Agreement, by and between the Registrant and TREF V Hidden Valley Owner LLC (as successor in interest, via assignment), dated January 28, 2026.
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

_____

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Design Therapeutics, Inc.

Date: April 28, 2026	By:	/s/ Pratik Shah, Ph.D.
Pratik Shah, Ph.D.
President, Chief Executive Officer and Chairperson
(Principal Executive and Financial Officer)