Form 10-Q
period 2026-06-30
Design Therapeutics, Inc.
filed 2026-08-03
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of July 29, 2026, was 62,581,651.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,907	$16,856
Investment securities	194,489	202,989
Prepaid expenses and other current assets	4,617	3,939
Total current assets	212,013	223,784
Property and equipment, net	694	981
Right-of-use asset	2,422	1,438
Total assets	$215,129	$226,203
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,141	$2,312
Accrued expenses and other current liabilities (including related party amounts of $890 as of December 31, 2025)	8,099	10,743
Total current liabilities	11,240	13,055
Operating lease liability	2,031	645
Total liabilities	13,271	13,700
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2026 and December 31, 2025; 62,580,096 and 60,398,051 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	537,430	509,100
Accumulated deficit	(334,807)	(297,006)
Accumulated other comprehensive (loss) income	(771)	403
Total stockholders’ equity	201,858	212,503
Total liabilities and stockholders’ equity	$215,129	$226,203

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (including related party amounts of $0, $230, $72 and $458, respectively)	$16,388	$15,738	$30,767	$31,115
General and administrative (including related party amounts of $60, $131, $145 and $265, respectively)	5,789	5,831	11,116	10,872
Total operating expenses	22,177	21,569	41,883	41,987
Loss from operations	(22,177)	(21,569)	(41,883)	(41,987)
Interest income	2,012	2,486	4,082	5,189
Net loss	$(20,165)	$(19,083)	$(37,801)	$(36,798)

Net loss per share, basic and diluted	$(0.32)	$(0.34)	$(0.61)	$(0.65)
Weighted-average shares of common stock outstanding, basic and diluted	62,505,340	56,859,388	61,972,857	56,808,888

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(20,165)	$(19,083)	$(37,801)	$(36,798)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(503)	(145)	(1,174)	(170)
Comprehensive loss	$(20,668)	$(19,228)	$(38,975)	$(36,968)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
March 31, 2026	62,441,429	$6	$532,958	$(268)	$(314,642)	$218,054
Exercises of stock options	45,084	—	141	—	—	141
Issuance of common stock under employee stock purchase plan	93,583	—	464	—	—	464
Issuance of common stock in at-the-market offering, net of issuance costs	—	—	—	—	—	—
Stock-based compensation	—	—	3,867	—	—	3,867
Unrealized loss on investments	—	—	—	(503)	—	(503)
Net loss	—	—	—	—	(20,165)	(20,165)
Balance at June 30, 2026	62,580,096	$6	$537,430	$(771)	$(334,807)	$201,858

Balance at December 31, 2025	60,398,051	$6	$509,100	$403	$(297,006)	$212,503
Exercises of stock options	81,912	—	168	—	—	168
Issuance of common stock under employee stock purchase plan	93,583	—	464	—	—	464
Issuance of common stock in at-the-market offering, net of issuance costs	2,006,550	—	19,907	—	—	19,907
Stock-based compensation	—	—	7,791	—	—	7,791
Unrealized loss on investments	—	—	—	(1,174)	—	(1,174)
Net loss	—	—	—	—	(37,801)	(37,801)
Balance at June 30, 2026	62,580,096	$6	$537,430	$(771)	$(334,807)	$201,858

March 31, 2025	56,768,678	$6	$472,392	$450	$(244,929)	$227,919
Issuance of common stock under employee stock purchase plan	179,448	—	361	—	—	361
Stock-based compensation	—	—	3,985	—	—	3,985
Unrealized loss on investments	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	(19,083)	(19,083)
Balance at June 30, 2025	56,948,126	$6	$476,738	$305	$(264,012)	$213,037

Balance at December 31, 2024	56,754,341	$6	$468,830	$475	$(227,214)	$242,097
Exercises of stock options	14,337	—	23	—	—	23
Issuance of common stock under employee stock purchase plan	179,448	—	361	—	—	361
Stock-based compensation	—	—	7,524	—	—	7,524
Unrealized loss on investments	—	—	—	(170)	—	(170)
Net loss	—	—	—	—	(36,798)	(36,798)
Balance at June 30, 2025	56,948,126	$6	$476,738	$305	$(264,012)	$213,037

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(37,801)	$(36,798)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	308	311
Stock-based compensation	7,791	7,524
Amortization of premiums on investment securities, net	(162)	(1,974)
Non-cash lease expense	143	(6)
Deferred financing costs	—	427
Change in operating assets and liabilities:
Prepaid expense and other assets	(678)	(955)
Accounts payable and other liabilities	(1,556)	241
Net cash used in operating activities	(31,955)	(31,230)
Cash flows from investing activities
Purchases of investment securities	(65,012)	(126,080)
Proceeds from maturities of investment securities	72,500	154,225
Purchases of property and equipment	(21)	(159)
Net cash provided by investing activities	7,467	27,986
Cash flows from financing activities
Proceeds from the issuance of common stock in at-the-market offering, net of issuance costs	19,907	—
Issuance of common stock through employee stock purchase plan	464	361
Proceeds from the exercise of stock options	168	23
Net cash provided by financing activities	20,539	384
Net decrease in cash and cash equivalents	(3,949)	(2,860)
Cash and cash equivalents at beginning of period	16,856	22,563
Cash and cash equivalents at end of period	$12,907	$19,703
Supplemental disclosures
Increase in right-of-use-asset and operating lease liability related to lease amendment	$1,295	$—

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $334.8 million as of June 30, 2026. The Company had cash, cash equivalents and investment securities of $207.4 million as of June 30, 2026, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash, cash equivalents and investment securities as of June 30, 2026 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	June 30, 2026	December 31, 2025
Stock options	17,415,013	13,757,773
Employee stock purchase plan	21,159	18,440
Total	17,436,172	13,776,213

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2026:
Assets:
Money market funds(1)	$11,626	$11,626	$—	$—
U.S. Treasury securities	179,621	179,621	—	—
U.S. Government agency securities	14,868	—	14,868	—
Total	$206,115	$191,247	$14,868	$—
As of December 31, 2025:
Assets:
Money market funds(1)	$15,141	$15,141	$—	$—
U.S. Treasury securities	187,998	187,998	—	—
U.S. Government agency securities	14,991	—	14,991	—
Total	$218,130	$203,139	$14,991	$—

(1)
Included in cash and cash equivalents on the accompanying balance sheets.

Interest bearing money market accounts are valued at amortized cost, which approximates fair value. The carrying value of the Company’s cash, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of those instruments. The Company’s investment securities, which may include money market accounts, money market funds, certificates of deposits, U.S. Treasury securities, and high quality, marketable debt instruments of corporations and government sponsored enterprises, are measured at fair value in accordance with the fair value hierarchy. The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data and include our investments in marketable debt instruments of government sponsored enterprises. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis and no transfers between levels have occurred during the periods presented.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment securities consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

		As of June 30, 2026
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities	Within 1 year	$100,077	$41	$(140)	$—	$99,978
U.S. Treasury securities	Greater than 1 year	80,183	—	(540)	—	79,643
U.S. Government agency securities	Greater than 1 year	15,000	—	(132)	—	14,868
Total		$195,260	$41	$(812)	$—	$194,489

		As of December 31, 2025
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities	Within 1 year	$102,285	$247	$—	$—	$102,532
U.S. Treasury securities	Greater than 1 year	85,301	165	—	—	85,466
U.S. Government agency securities	Greater than 1 year	15,000	2	(11)	—	14,991
Total		$202,586	$414	$(11)	$—	$202,989

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

There were 54 and 4 securities in an unrealized loss position at June 30, 2026 and December 31, 2025, respectively. The Company determined that unrealized losses on its available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of June 30, 2026 or December 31, 2025.

The following tables present available-for-sale investments that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of June 30, 2026
	Less than 12 Months		12 Months or Greater	Total
	Estimated		Estimated	Estimated
	Fair		Fair	Fair
	Market	Unrealized	Market	Market	Unrealized
	Value	Losses	Value	Value	Losses
U.S. Treasury securities	$139,608	$(680)	$—	$139,608	$(680)
U.S. Government agency securities	14,868	(132)	—	14,868	(132)
Total	$154,476	$(812)	$—	$154,476	$(812)

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater	Total
	Estimated		Estimated	Estimated
	Fair		Fair	Fair
	Market	Unrealized	Market	Market	Unrealized
	Value	Losses	Value	Value	Losses
U.S. Government agency securities	$9,989	$(11)	$—	$9,989	$(11)
Total	$9,989	$(11)	$—	$9,989	$(11)

Accrued interest receivable on available-for-sale investment securities, included in “Prepaid expenses and other current assets” on the Company’s balance sheets, was $1.8 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$2,831	$2,262
Interest receivable	1,786	1,677
Total	$4,617	$3,939

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Property and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$2,471	$2,450
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	172	172
	3,266	3,245
Less accumulated depreciation	(2,572)	(2,264)
Total	$694	$981

Accrued expenses and current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued personnel costs	$2,793	$4,631
Accrued research and development costs	3,863	4,583
Current portion of operating lease liability (including related party amounts of $890 as of December 31, 2025)	631	890
Accrued other	812	639
Total	$8,099	$10,743

7. Segment Information

The Company manages the business activities at the consolidated level and operates in one operating and reportable segment. The Company’s CODM is its chief executive officer. The CODM primarily utilizes long-range financial projections and cash runway in order to allocate resources and to assess performance. As of June 30, 2026, the Company has no revenue and all the Company’s long-lived assets were located within the United States. The CODM is regularly provided with the following significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$2,012	$2,486	$4,082	$5,189
Less:
Direct program expense	10,568	10,445	19,156	20,406
Personnel expense	4,522	4,400	9,311	8,777
Stock-based compensation expense	3,867	3,985	7,791	7,524
Other segment items(1)	3,220	2,739	5,625	5,280
Segment net loss	$(20,165)	$(19,083)	$(37,801)	$(36,798)
Net loss	$(20,165)	$(19,083)	$(37,801)	$(36,798)

(1)
Other segment items included in Segment net loss includes professional services, consulting and other outside services expenses, depreciation expense, insurance, facilities and other overhead items.

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of June 30, 2026 or December 31, 2025.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

9. License Agreements

In May 2024, the Company entered into a license agreement pursuant to which it received exclusive, worldwide, royalty-bearing, sublicensable rights to certain patents and technology to be used in the development and commercialization of certain products.

During the year ended December 31, 2025, the Company recorded $0.1 million to research and development expenses related to regulatory milestones, which is included in accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025. There were no additional payments or royalties recorded for the six months ended June 30, 2026. The Company may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable.

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

In 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an Investigational New Drug Application in the United States. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through June 30, 2026.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three and six months ended June 30, 2026 and 2025.

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

10. Stockholders’ Equity

Shelf Registration Statement

In May 2025, the Company filed a shelf registration statement on Form S-3 (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (the “ATM Program”). The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2025 Shelf Registration Statement. During the six months ended June 30, 2026, the Company sold an aggregate of

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

2,006,550 shares of its common stock pursuant to the ATM Program for aggregate net proceeds of approximately $19.9 million. The Company had no sales pursuant to the ATM Program during the three months ended June 30, 2026. As of June 30, 2026, the Company had $53.9 million available for future issuances of common stock pursuant to the ATM Program.

11. Stock-Based Compensation

Equity Incentive Award Plans

The number of shares of common stock available for issuance under the Company's 2021 Equity Incentive Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2026, the total number of shares available for future issuance was 4,739,791.

The following table summarizes stock option activity for the six months ended June 30, 2026:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2025	13,757,773	$6.47
Granted	3,938,750	$9.20
Exercised	(113,926)	$5.20
Forfeited	(167,584)	$7.08
Balance at June 30, 2026	17,415,013	$7.09

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,917	$1,689	$3,748	$3,336
General and administrative	1,950	2,296	4,043	4,188
Total	$3,867	$3,985	$7,791	$7,524

2021 Employee Stock Purchase Plan

The number of shares of common stock available for issuance under the Company's ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2026, the Company had issued 791,235 shares of the Company's common stock under the ESPP and had 2,661,273 shares available for future issuance.

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

Rent and related operating expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$—	$220	$72	$437
General and administrative	—	71	25	145
Total expenses	$—	$291	$97	$582

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$60	$60	$120	$120
Total expenses	$60	$60	$120	$120

13. Leases

The Company amended the Lease in January 2026 via the Second Lease Amendment, which extended the lease term through December 2029 and reduced the base rent commencing on January 28, 2026, with an option to extend the lease term for a period of up to four years. As a result of the Second Lease Amendment, the Company recorded a $1.3 million increase in its right-of-use asset and operating lease liabilities during the three months ended March 31, 2026. Future minimum lease payments, the weighted-average remaining lease term and discount rate for the Lease as of June 30, 2026 are as follows (in thousands):

2026 (remaining six months)	$436
2027	898
2028	925
2029	952
Total future minimum lease payments	3,211
Less: Present value adjustment	(549)
Operating lease liabilities	$2,662
Weighted-average remaining lease term (years)	3.5
Weighted-average discount rate	10.7%

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Rent expense for each of the three months ended June 30, 2026 and 2025 was $0.2 million. Rent expense for the six months ended June 30, 2026 and 2025 was $0.4 million and $0.5 million, respectively.

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

We are conducting our RESTORE-FA (Reactivating Expression Suppressed Through Overcoming Repeat Expansion for FA) Phase 1/2 clinical trial of DT-216P2 in patients with FA. The RESTORE-FA trial is a Phase 1/2 clinical trial evaluating DT-216P2 in patients with FA, designed to assess safety, pharmacokinetics, pharmacodynamics, including changes in endogenous FXN, as well as clinical endpoints. In May 2026, we announced positive biomarker and clinical data from the four-week IV cohorts in the ongoing RESTORE-FA trial which showed dose-dependent increases in FXN levels and dose-dependent improvements across multiple clinical measures, including the modified Friedreich’s Ataxia Rating Scale (mFARS), upright stability score (USS) and patient-reported fatigue after four weeks of IV treatment.

After four weeks of DT-216P2 treatment at the 1 mpk dose cohort (n=4), patients demonstrated mean improvements from baseline of 6.4 points in mFARS and 2.7 points in the USS. Further, DT-216P2 treatment demonstrated a mean change of greater than five points in patient-reported fatigue, as measured by the PROMIS Fatigue Scale, both at the end of four weeks of treatment and two weeks following the last dose. These data exceeded the three-point threshold generally considered to be a minimal important change in fatigue. Dose-dependent increases in endogenous FXN were observed following treatment with DT-216P2 across FXN mRNA and protein assays in whole blood, as well as FXN mRNA measurements in affected muscle tissue, demonstrating activity in both blood and muscle. Following four weeks of treatment at 1 mpk, whole blood FXN mRNA levels increased by 65% from baseline (p < 0.001). Whole blood FXN-M and FXN-E protein levels increased by 22-27% from baseline two weeks following the last dose (p < 0.001). Muscle FXN mRNA levels increased by 42% from baseline (p = 0.015). Together, these findings demonstrate comprehensive biomarker activity with meaningful increases in FXN mRNA and protein, as well as activity in both blood and muscle caused by DT-216P2 treatment. The biomarker data provide mechanistic support for the observed clinical improvements in FA patients.

DT-216P2 was generally well-tolerated, with no serious adverse events or treatment discontinuations reported. All adverse events were mild or moderate. Adverse events considered possibly or probably related to DT-216P2 occurring in more than one patient included mild to moderate transient alanine transaminase (ALT) elevations observed in three patients, all of which were asymptomatic with no associated increases in bilirubin and on background omaveloxolone. Transient ALT elevations are anticipated with enhanced mitochondrial activity, a downstream consequence of FXN restoration.

Based on the four-week data, we are modifying the ongoing cohorts in the RESTORE-FA trial to support the next stage of clinical development. The study will continue to evaluate 1 mpk as the planned go-forward dose, with the intention of enrolling 10 patients in the 12-week cohort with planned duration extension. In addition, modifications include specifying endogenous blood FXN protein percent change from baseline as the primary efficacy endpoint and exploring a dose level above 1 mpk. We expect to provide an update on our registrational plans in the fourth quarter of 2026, with data from the RESTORE-FA trial following 12 weeks of treatment expected in the first quarter of 2027.

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

In May 2025, we reported results from a completed Phase 1, double-masked, placebo-controlled, randomized, SAD/MAD clinical trial evaluating the safety, tolerability and systemic PK of DT-168 ophthalmic solution in normal healthy volunteers. DT-168 eye drops were well-tolerated in all participants with a maximum dose of two 0.5% drops twice-daily for seven days. There were no serious adverse events, no ocular adverse events (AEs) and no treatment discontinuations due to AEs in the trial. All observed AEs were deemed not related to DT-168 by the trial investigator. In parallel with the Phase 1 trial, we conducted reference range studies which showed consistently different splicing in the corneal endothelium between unaffected eye donors and surgical samples from mutant TCF4 FECD patients, supporting the potential for corneal endothelium biomarkers as a clinical proof-of-concept measure of drug activity. We are conducting a Phase 2 biomarker trial of DT-168 to evaluate safety, tolerability, and corneal endothelium biomarkers in FECD patients who are scheduled for corneal transplant surgery. Data is now expected in 2027 due to a delay in the anticipated supply of DT-168 blow-fill-seal eye droppers.

In the fourth quarter of 2025, we announced DT-818 as our GeneTAC® small molecule development candidate for the treatment of DM1. In preclinical studies, DT-818 has demonstrated a potential best-in-disease profile for DM1, including a greater than 90% reduction in toxic RNA foci in DM1 patient cells, corresponding splicing correction and selective targeting of mutant DMPK. In an actin repeat mouse model of DM1 (HSALR mouse model), DT-818 treatment resulted in improved myotonia and foci reduction. In tissue distribution studies in NHPs, DT-818 levels were observed to be at expected pharmacologic levels in key target tissues at well-tolerated doses. In the first half of 2026, we initiated dosing DM1 patients in a Phase 1 MAD trial of DT-818. The Phase 1 trial is an open-label study designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamic effects of multiple ascending doses of DT-818 in adults with DM1. We anticipate reporting data from this study in 2027.

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

To date, we have incurred net losses and negative cash flows from operations since our inception and as of June 30, 2026 had an accumulated deficit of $334.8 million. Our cash, cash equivalents and investment securities balance as of June 30, 2026 was $207.4 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our operating expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$16,388	$15,738	$650
General and administrative	5,789	5,831	(42)
Total operating expenses	$22,177	$21,569	$608

Research and Development Expenses. The increase in research and development expenses compared to the same period of the prior year was primarily due to an increase in FA clinical activities and higher indirect expenses.

Other direct expenses associated with our early-stage programs, which are not allocated on a program-by-program basis, decreased due to the movement of DM1 expenses to a separate program subcategory because of its shift to clinical development. The increase in indirect expenses compared to the same period of the prior year was primarily due to employee related expenses including compensation, stock-based compensation and other support for our ongoing development programs.

The following table summarizes our research and development expenses by program and other direct and indirect costs for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
FA	$4,215	$3,469	$746
FECD	867	1,327	(460)
DM1	2,879	—	2,879
Other direct	2,607	5,649	(3,042)
Indirect	5,820	5,293	527
Total research and development expense	$16,388	$15,738	$650

General and Administrative Expenses. The decrease in general and administrative expenses was primarily due to a decrease in stock-based compensation expenses during the three months ended June 30, 2026 as compared to the same period in 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our operating expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$30,767	$31,115	$(348)
General and administrative	11,116	10,872	244
Total operating expenses	$41,883	$41,987	$(104)

Research and Development Expenses. The decrease in research and development expenses compared to the same period of the prior year was primarily due to a reduction in expenses associated with our FECD and other direct programs.

Other direct expenses associated with our early-stage programs, which are not allocated on a program-by-program basis, decreased due to the movement of DM1 expenses to a separate program subcategory because of its shift to clinical development. The increase in indirect expenses compared to the same period of the prior year was primarily due to employee related expenses including compensation, stock-based compensation and other support for our ongoing development programs.

The following table summarizes our research and development expenses by program and other direct and indirect costs for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
FA	$7,583	$7,406	$177
FECD	1,785	3,246	(1,461)
DM1	5,089	—	5,089
Other direct	4,699	9,754	(5,055)
Indirect	11,611	10,709	902
Total research and development expenses	$30,767	$31,115	$(348)

General and Administrative Expenses. The increase in general and administrative expenses was primarily due to an increase in professional services expenses incurred during the six months ended June 30, 2026 as compared to the same period in 2025.

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

As of June 30, 2026, we had $207.4 million of combined cash, cash equivalents and investment securities, a decrease of $12.4 million from the $219.8 million of cash, cash equivalents and investment securities at December 31, 2025. Further detail of the change in our cash and cash equivalents for the six months ended June 30, 2026 and 2025 is summarized below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(31,955)	$(31,230)
Investing activities	7,467	27,986
Financing activities	20,539	384
Net decrease in cash and cash equivalents	$(3,949)	$(2,860)

Operating Activities. The increase in our net cash used in operating activities was primarily due to the $1.0 million increase in net loss for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Investing Activities. The decrease in net cash provided by investing activities was primarily due to a net decrease in cash provided from the maturities and purchases of our investment securities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. The increase in net cash provided by financing activities was primarily due to sales of an aggregate of 2,006,550 shares of our common stock pursuant to the ATM Program for aggregate net proceeds of approximately $19.9 million during the six months ended June 30, 2026. We had no sales pursuant to our ATM Program during the three months ended June 30, 2026. Additional financing activities included proceeds received from the issuance of common stock through our employee stock purchase plan and from employee stock option exercises.

Shelf Registration Statement

In May 2025, we filed a shelf registration statement on Form S-3 (the 2025 Shelf Registration Statement). The 2025 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under our ATM Program. The $100.0 million of common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2025 Shelf Registration Statement. During the six months ended June 30, 2026, we sold an aggregate of 2,006,550 shares of our common stock pursuant to the ATM Program for aggregate net proceeds of approximately $19.9 million. We had no sales pursuant to our ATM Program during the three months ended

June 30, 2026. As of June 30, 2026, we had $53.9 million available for future issuances of common stock pursuant to the ATM Program.

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

For the six months ended June 30, 2026, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an IND in the United States. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through June 30, 2026.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the six months ended June 30, 2026 and 2025.

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

During the year ended December 31, 2025, we recorded $0.1 million to research and development expenses related to regulatory milestones, which is included in accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025. There were no additional payments or royalties recorded for the six months ended June 30, 2026. We may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable.

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program in FA and our other development programs, early clinical development for our FA, FECD and DM1 programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. As a result, none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $37.8 million and $69.8 million for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2026, we had $207.4 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
our costs associated with expanding our facilities or building out additional laboratory space; and
•
the cost associated with commercialization activities for any of our product candidates, if approved.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts with three product candidates in clinical development and with all of our other research programs currently in the nonclinical or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts. Our lead FA GeneTAC® small molecule, DT-216, formulated as the prior DT-216 product candidate (DT-216P1), entered into a Phase 1 SAD clinical trial in March 2022, the first clinical trial for one of our product candidates, and we completed the Phase 1 MAD clinical trial of DT-216P1 in August 2023. We withdrew our IND for DT-216P1 in October 2023, and we are conducting our RESTORE-FA Phase 1/2 clinical trial of DT-216P2, which uses the same drug substance, DT-216, to assess safety, pharmacokinetics, pharmacodynamics, including changes in endogenous FXN, as well as clinical endpoints. Furthermore, we are conducting a Phase 2 biomarker trial of DT-168, our FECD GeneTAC® product candidate, to evaluate safety, tolerability, and corneal endothelium biomarkers in FECD patients who are scheduled for corneal transplant surgery. We have initiated patient dosing in a Phase 1 MAD trial of DT-818, our DM1 GeneTAC® product candidate. The study is an open-label study designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamic effects of multiple-ascending doses of DT-818 in adults with DM1 with results anticipated in 2027. We have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

While we have conducted nonclinical studies of DT-216P1 for the treatment of patients with FA, released initial clinical data from our Phase 1 SAD clinical trial in December 2022 and released initial results from the Phase 1 MAD clinical trial of DT-216P1 in August 2023 with results showing that DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA, data from the Phase 1 MAD clinical trial for DT-216P1 suggests more sustained exposure to DT-216 is likely needed to achieve a more durable increase in FXN expression and self-limited thrombophlebitis at the injection site was observed in five patients across all three dose levels (100 mg, 200 mg and 300 mg) in the Phase 1 MAD clinical trial of DT-216P1, whereas thrombophlebitis at the injection site was only observed at higher doses (the 400 mg and 600 mg cohorts) in the Phase 1 SAD clinical trial of DT-216P1. Nonclinical studies showed that the thrombophlebitis at the injection site was attributable to the formulation excipients in the prior DT-216P1 product candidate formulation, and that improving the formulation composition could improve exposure, enable higher doses and chronic administration. We have since shown that a potentially improved formulation using a novel and proprietary excipient with DT-216P2 had improved properties, including favorable injection site tolerability, following multiple intravenous administrations and enabled dosing to increase tissue exposure. Given the potential benefits of improved exposure, thrombophlebitis observed in the Phase 1 MAD clinical trial of DT-216P1 and concern for potential worsening of thrombophlebitis at the injection site at higher doses with multiple administration, and the initial results from animal studies using a novel and proprietary excipient in DT-216P2, instead of advancing DT-216P1 through to Phase 2 in the second half of 2023 as originally planned, we decided to pursue development of DT-216P2 to better support the future clinical development and regulatory pathway for the drug substance DT-216. We are conducting our RESTORE-FA Phase 1/2 clinical trial of DT-216P2 in patients with FA. The RESTORE-FA trial is a Phase 1/2 clinical trial evaluating DT-216P2 in patients with FA, designed to assess safety, pharmacokinetics, pharmacodynamics, including changes in endogenous FXN, as well as clinical endpoints. In May 2026, we announced biomarker and clinical data from the four-week IV cohorts in the ongoing RESTORE-FA trial which showed dose-dependent increases in FXN levels and dose-dependent improvements across multiple clinical measures, including mFARS, upright stability score and patient-reported fatigue after four weeks of IV treatment. We believe the thrombophlebitis at the injection site seen with DT-216P1 is no longer an issue limiting continued development of DT-216. However, there can be no assurance that we will be able to successfully develop DT-216P2 with improved properties, including favorable injection site tolerability and the absence of other unacceptable side effects on the timeframe we expect, or at all, or that we will be able to achieve our anticipated clinical development and data timelines for the RESTORE-FA trial. In addition, in June 2025, we received a clinical hold notice from the FDA regarding our IND for DT-216P2. In December 2025, the clinical hold was lifted and we received clearance from the FDA to initiate clinical studies for DT-216P2.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. We may also experience enrollment challenges if patients that would otherwise enroll in our trial choose not to do so, or are not eligible to do so, as a result of treatment with another drug. For example, the FDA approved omaveloxolone for the treatment of FA in adults and adolescents aged 16 years and older in February 2023, and omaveloxolone was commercially launched in June 2023. The availability of omaveloxolone may impact future enrollment of our planned clinical trials. FA patients receiving omaveloxolone may be ineligible to enroll in a clinical trial for DT-216P2 or may choose not to do so due to the availability of an approved product. Furthermore, patients enrolled in our clinical trials may receive omaveloxolone and we cannot predict the impact of potential drug interactions on trial results. Likewise, patient enrollment for our ongoing Phase 1 MAD study of DT-818 may be adversely impacted by competition from clinical trials for other DM1 treatments. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

For example, a Phase 1 SAD clinical trial of DT-216P2 in normal healthy volunteers to evaluate single doses using multiple routes of administration, specifically IV infusion and SC injection and infusion routes, has shown that DT-216P2 has been generally well-tolerated. Human plasma pharmacokinetics (PK) profiles of DT-216P2 were consistent with NHP data following both IV and SC single-dose administration and human PK data demonstrated that DT-216P2 exhibited improved exposure and PK parameters compared to DT-216P1, including higher AUC and sustained plasma levels at comparable doses. In May 2026, we announced biomarker and clinical data from the four-week IV cohorts in the ongoing RESTORE-FA trial evaluating DT-216P2 in FA patients which showed dose-dependent increases in FXN levels and dose-dependent improvements across multiple clinical measures, including mFARS, upright stability score and patient-reported fatigue after four weeks of IV treatment. It is possible that our exposure, PK, pharmacodynamics, clinical endpoints and other observations will materially change as additional data becomes available, including from the ongoing RESTORE-FA Phase 1/2 clinical trial.

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

International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and prospects.

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

We are aware of a number of companies with active clinical-stage HD programs including (i) Alnylam Pharmaceuticals evaluating an RNAi therapeutic, (ii) Annexon Biosciences evaluating a monoclonal antibody, (iii) Hoffmann-La Roche AG evaluating an AAV gene therapy candidate, (iv) Prilenia Therapeutics evaluating a sigma-1 receptor agonist, (v) PTC Therapeutics evaluating a splicing modifier (licensed to Novartis), (vi) Sarepta Therapeutics evaluating an siRNA, (vii) Skyhawk Therapeutics evaluating a splicing modifier, (viii) uniQure evaluating an AAV-delivered miRNA, (ix) Vaccinex evaluating a monoclonal antibody, (x) VICO Therapeutics evaluating an antisense oligonucleotide, and (xi) Wave Life Sciences evaluating an antisense oligonucleotide.

We will also compete more generally with other companies developing alternative scientific and technological approaches to modulate individual genes, including other companies working to develop nuclease-based gene editing technologies, such as Beam Therapeutics, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences, Rocket Pharmaceuticals and Verve Therapeutics (a wholly owned subsidiary of Eli Lilly and Company).

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

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to global supply chain challenges, geopolitical events impacting trade with global partners, labor shortages, or a health epidemic or pandemic, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, including for one of the excipient components of DT-216P2, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that the product produced is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. On December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026 (the NDAA) was signed into law, which includes the BIOSECURE Act which prohibits the U.S. government from procuring biotechnology equipment or services from “biotechnology companies of concern,” and would prohibit U.S. government contracts, loans and grants to any entity that uses biotechnology equipment or services from a designated “biotechnology company of concern.” “Biotechnology companies of concern” will include (i) certain companies identified on the U.S. Department of Defense’s “Chinese military companies operating in the United States” list (the 1260H List), (ii) companies that the U.S. Government designates as a “biotechnology company of concern” pursuant to certain criteria, and (iii) certain subsidiaries or parent or successor entities of the foregoing. The Office of Management and Budget is to issue a list of “biotechnology companies of concern” by mid-December 2026. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern,” as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. With the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. In addition, any U.S. executive action, legislative action or potential sanctions with China could materially impact entities that work with Chinese biotechnology companies. U.S. executive agencies may designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Such disruption could have adverse effects on the development of our product candidates.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2026, we had 55 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 121 full-time equivalents as of June 30, 2026. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. If a prolonged government shutdown occurs and/or employee terminations or resignations continue, it could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., for instance, the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the Inflation Reduction Act (IRA) passed by Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. Under recent legislative updates via the One Big Beautiful Bill (OBBB) Act, medicines that maintain one or more FDA orphan designations for rare diseases are exempt from this negotiation process, provided they are not approved for a non-orphan condition. Furthermore, if an exempt orphan medicine is subsequently approved for a broader, non-rare market indication, the 7-year negotiation countdown does not begin until the date of that non-orphan approval. While we do not believe that the IRA, these expanded orphan drug exemptions, or their combined effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run. Additionally, in July 2025, the FDA announced its intent to increase transparency by publicly releasing portions of Complete Response Letters (CRLs) issued to drug and biologic sponsors. While the FDA has stated that confidential information will be protected, it remains unclear how such disclosures will be implemented. Because CRLs often contain specific observations about study design, clinical endpoints, chemistry, manufacturing, and controls (CMC) data, or other proprietary information, any public release could unintentionally disclose information that competitors may use to infer proprietary aspects of our product candidates or platform technologies. This could compromise the confidentiality of our trade secrets and know-how or facilitate third-party efforts to design around or challenge the validity, enforceability, or scope of our patents, or accelerate the development of generics or biosimilars. If we are required to modify or limit the information shared with the FDA to mitigate such risks, it could increase costs, slow our regulatory interactions, or delay product approval timelines.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investment securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through June 30, 2026, we had used approximately $153.7 million of the net proceeds received from our initial public offering to support our operations.

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

10.1	First Amendment To Human Therapeutics Exclusive License Agreement, by and between the Registrant and Wisconsin Alumni Research Foundation, dated May 1, 2026
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

Design Therapeutics, Inc.

Date: August 3, 2026	By:	/s/ Pratik Shah, Ph.D.
Pratik Shah, Ph.D.
President, Chief Executive Officer and Chairperson
(Principal Executive and Financial Officer)