Form 10-Q
period 2026-09-30
Design Therapeutics, Inc.
filed 2026-11-04
CIK 1807120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of October 30, 2026, was 64,036,280.

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
•
our expectations for clinical development of our program in Friedreich ataxia and announcing data therefrom and the timing thereof;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DESIGN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,252	$16,856
Investment securities	193,356	202,989
Prepaid expenses and other current assets	5,355	3,939
Total current assets	213,963	223,784
Property and equipment, net	573	981
Right-of-use asset	2,272	1,438
Total assets	$216,808	$226,203
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,078	$2,312
Accrued expenses and other current liabilities (including related party amounts of $890 as of December 31, 2025)	10,675	10,743
Total current liabilities	12,753	13,055
Operating lease liability	1,859	645
Total liabilities	14,612	13,700
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2026 and December 31, 2025; 63,785,058 and 60,398,051 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	558,967	509,100
Accumulated deficit	(355,095)	(297,006)
Accumulated other comprehensive (loss) income	(1,682)	403
Total stockholders’ equity	202,196	212,503
Total liabilities and stockholders’ equity	$216,808	$226,203

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (including related party amounts of $0, $228, $72 and $686, respectively)	$16,926	$14,589	$47,693	$45,704
General and administrative (including related party amounts of $60, $130, $205 and $395, respectively)	5,304	4,722	16,420	15,594
Total operating expenses	22,230	19,311	64,113	61,298
Loss from operations	(22,230)	(19,311)	(64,113)	(61,298)
Interest income	1,942	2,314	6,024	7,503
Net loss	$(20,288)	$(16,997)	$(58,089)	$(53,795)

Net loss per share, basic and diluted	$(0.32)	$(0.30)	$(0.93)	$(0.95)
Weighted-average shares of common stock outstanding, basic and diluted	63,035,529	56,950,999	62,330,974	56,856,779

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(20,288)	$(16,997)	$(58,089)	$(53,795)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(911)	53	(2,085)	(117)
Comprehensive loss	$(21,199)	$(16,944)	$(60,174)	$(53,912)

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at June 30, 2026	62,580,096	$6	$537,430	$(771)	$(334,807)	$201,858
Exercises of stock options	70,990	—	277	—	—	277
Issuance of common stock in at-the-market offering, net of issuance costs	1,133,972	—	17,209	—	—	17,209
Stock-based compensation	—	—	4,051	—	—	4,051
Unrealized loss on investments	—	—	—	(911)	—	(911)
Net loss	—	—	—	—	(20,288)	(20,288)
Balance at September 30, 2026	63,785,058	$6	$558,967	$(1,682)	$(355,095)	$202,196

Balance at December 31, 2025	60,398,051	$6	$509,100	$403	$(297,006)	$212,503
Exercises of stock options	152,902	—	445	—	—	445
Issuance of common stock under employee stock purchase plan	93,583	—	464	—	—	464
Issuance of common stock in at-the-market offering, net of issuance costs	3,140,522	—	37,116	—	—	37,116
Stock-based compensation	—	—	11,842	—	—	11,842
Unrealized loss on investments	—	—	—	(2,085)	—	(2,085)
Net loss	—	—	—	—	(58,089)	(58,089)
Balance at September 30, 2026	63,785,058	$6	$558,967	$(1,682)	$(355,095)	$202,196

Balance at June 30, 2025	56,948,126	$6	$476,738	$305	$(264,012)	$213,037
Exercises of stock options	15,631	—	37	—	—	37
Stock-based compensation	—	—	3,590	—	—	3,590
Unrealized gain on investments	—	—	—	53	—	53
Net loss	—	—	—	—	(16,997)	(16,997)
Balance at September 30, 2025	56,963,757	$6	$480,365	$358	$(281,009)	$199,720

Balance at December 31, 2024	56,754,341	$6	$468,830	$475	$(227,214)	$242,097
Exercises of stock options	29,968	—	60	—	—	60
Issuance of common stock under employee stock purchase plan	179,448	—	361	—	—	361
Stock-based compensation	—	—	11,114	—	—	11,114
Unrealized loss on investments	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	(53,795)	(53,795)
Balance at September 30, 2025	56,963,757	$6	$480,365	$358	$(281,009)	$199,720

The accompanying notes are an integral part of these financial statements.

DESIGN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(58,089)	$(53,795)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	444	466
Stock-based compensation	11,842	11,114
Amortization of premiums on investment securities, net	(144)	(2,741)
Non-cash lease expense	145	(13)
Deferred financing costs	—	427
Change in operating assets and liabilities:
Prepaid expense and other assets	(1,416)	(496)
Accounts payable and other liabilities	(115)	2,646
Net cash used in operating activities	(47,333)	(42,392)
Cash flows from investing activities
Purchases of investment securities	(94,808)	(204,155)
Proceeds from maturities of investment securities	102,500	238,810
Purchases of property and equipment	(36)	(159)
Net cash provided by investing activities	7,656	34,496
Cash flows from financing activities
Proceeds from the issuance of common stock in at-the-market offering, net of issuance costs	37,164	—
Issuance of common stock through employee stock purchase plan	464	361
Proceeds from the exercise of stock options	445	60
Net cash provided by financing activities	38,073	421
Net decrease in cash and cash equivalents	(1,604)	(7,475)
Cash and cash equivalents at beginning of period	16,856	22,563
Cash and cash equivalents at end of period	$15,252	$15,088
Supplemental disclosures
Financing costs included in accrued liabilities	$48	$—
Increase in right-of-use-asset and operating lease liability related to lease amendment	$1,295	$—

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and had an accumulated deficit of $355.1 million as of September 30, 2026. The Company had cash, cash equivalents and investment securities of $208.6 million as of September 30, 2026, and has not generated positive cash flow from operations.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the research, product development and clinical development activities as well as the commercialization of the Company's products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations. The Company's currently available cash, cash equivalents and investment securities as of September 30, 2026 are sufficient to meet its anticipated cash requirements for more than 12 months following the date the financial statements are issued.

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

The following table sets forth the outstanding, potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	September 30, 2026	December 31, 2025
Stock options	17,806,523	13,757,773
Employee stock purchase plan	46,334	18,440
Total	17,852,857	13,776,213

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurement at End of Period Using:
		Quoted Prices
		In Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2026:
Assets:
Money market funds(1)	$13,078	$13,078	$—	$—
U.S. Treasury securities	178,654	178,654	—	—
U.S. Government agency securities	14,702	—	14,702	—
Total	$206,434	$191,732	$14,702	$—
As of December 31, 2025:
Assets:
Money market funds(1)	$15,141	$15,141	$—	$—
U.S. Treasury securities	187,998	187,998	—	—
U.S. Government agency securities	14,991	—	14,991	—
Total	$218,130	$203,139	$14,991	$—

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

5. Investment Securities

The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment securities consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

		As of September 30, 2026
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities	Within 1 year	$95,113	$4	$(381)	$—	$94,736
U.S. Treasury securities	Greater than 1 year	84,925	—	(1,007)	—	83,918
U.S. Government agency securities	Greater than 1 year	15,000	—	(298)	—	14,702
Total		$195,038	$4	$(1,686)	$—	$193,356

		As of December 31, 2025
						Estimated
					Allowance	Fair
		Amortized	Unrealized	Unrealized	for Credit	Market
	Maturity	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities	Within 1 year	$102,285	$247	$—	$—	$102,532
U.S. Treasury securities	Greater than 1 year	85,301	165	—	—	85,466
U.S. Government agency securities	Greater than 1 year	15,000	2	(11)	—	14,991
Total		$202,586	$414	$(11)	$—	$202,989

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

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

There were 63 and 4 securities in an unrealized loss position at September 30, 2026 and December 31, 2025, respectively. The Company determined that unrealized losses on its available-for-sale investment securities were primarily attributable to changes in interest rates. Each security remained at a high credit quality rating. Further, there had been no adverse conditions noted for any of the issuers and the Company does not intend to sell any of the securities prior to maturity. As such, an allowance for credit losses has not been recognized as of September 30, 2026 or December 31, 2025.

The following tables present available-for-sale investments that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, aggregated by security type and length of time in a continuous unrealized loss position (in thousands):

	As of September 30, 2026
	Less than 12 Months		12 Months or Greater	Total
	Estimated		Estimated	Estimated
	Fair		Fair	Fair
	Market	Unrealized	Market	Market	Unrealized
	Value	Losses	Value	Value	Losses
U.S. Treasury securities	$161,169	$(1,388)	$—	$161,169	$(1,388)
U.S. Government agency securities	14,702	(298)	—	14,702	(298)
Total	$175,871	$(1,686)	$—	$175,871	$(1,686)

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater	Total
	Estimated		Estimated	Estimated
	Fair		Fair	Fair
	Market	Unrealized	Market	Market	Unrealized
	Value	Losses	Value	Value	Losses
U.S. Government agency securities	$9,989	$(11)	$—	$9,989	$(11)
Total	$9,989	$(11)	$—	$9,989	$(11)

Accrued interest receivable on available-for-sale investment securities, included in “Prepaid expenses and other current assets” on the Company’s balance sheets, was $1.7 million as of September 30, 2026 and December 31, 2025.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$3,612	$2,262
Interest receivable	1,743	1,677
Total	$5,355	$3,939

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Property and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$2,487	$2,450
Computer equipment and software	102	102
Furniture and fixtures	521	521
Leasehold improvements	172	172
	3,282	3,245
Less accumulated depreciation	(2,709)	(2,264)
Total	$573	$981

Accrued expenses and current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued personnel costs	$3,930	$4,631
Accrued research and development costs	5,373	4,583
Current portion of operating lease liability (including related party amounts of $890 as of December 31, 2025)	655	890
Accrued other	717	639
Total	$10,675	$10,743

7. Segment Information

The Company manages the business activities at the consolidated level and operates in one operating and reportable segment. The Company’s CODM is its chief executive officer. The CODM primarily utilizes long-range financial projections and cash runway in order to allocate resources and to assess performance. As of September 30, 2026, the Company has no revenue and all the Company’s long-lived assets were located within the United States. The CODM is regularly provided with the following significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$1,942	$2,314	$6,024	$7,503
Less:
Direct program expense	10,899	9,295	30,055	29,701
Personnel expense	4,822	4,158	14,133	12,935
Stock-based compensation expense	4,051	3,590	11,842	11,114
Other segment items(1)	2,458	2,268	8,083	7,548
Segment net loss	$(20,288)	$(16,997)	$(58,089)	$(53,795)
Net loss	$(20,288)	$(16,997)	$(58,089)	$(53,795)

(1)
Other segment items included in Segment net loss includes professional services, consulting and other outside services expenses, depreciation expense, insurance, facilities and other overhead items.

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that the future expenditures will be made and such expenditures can be reasonably estimated. The Company had no such contingent liabilities as of September 30, 2026 or December 31, 2025.

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

9. License Agreements

In May 2024, the Company entered into a license agreement pursuant to which it received exclusive, worldwide, royalty-bearing, sublicensable rights to certain patents and technology to be used in the development and commercialization of certain products.

During the year ended December 31, 2025, the Company recorded $0.1 million to research and development expenses related to regulatory milestones, which was included in accrued expenses and other current liabilities as of December 31, 2025 and paid during the three and nine months ended September 30, 2026. There were no additional payments or royalties recorded for the three and nine months ended September 30, 2026. The Company may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable.

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

Wisconsin Alumni Research Foundation

In February 2019, the Company entered into a Human Therapeutics Exclusive License Agreement, as amended in May 2026, (the “License Agreement”) with the Wisconsin Alumni Research Foundation (“WARF”). Under the License Agreement, the Company licensed the exclusive, worldwide, royalty-bearing, sublicensable rights to certain WARF patents and the nonexclusive worldwide rights to certain know-how to develop and commercialize products for the prevention, diagnosis and treatment of disease. As consideration for the license, the Company agreed to pay an upfront fee of $0.3 million, which the Company immediately expensed as research and development expense in its statements of operations as there was no alternative future use for the license.

In 2022, pursuant to the License Agreement, the Company paid $0.1 million upon the acceptance of an Investigational New Drug Application in the United States. The Company will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. The Company may also be required to pay royalties based on annual net product sales in the low single digits on its or its sublicensees’ net product sales on a country-by-country and product-by-product basis, and is subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, the Company may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through September 30, 2026.

The Company is responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the three and nine months ended September 30, 2026 and 2025.

The Company may terminate the License Agreement with 90 days’ written notice or for certain breaches of the agreement. WARF may terminate the License Agreement with 90 days’ written notice if first commercial sale does not occur before December 31, 2031. Unless terminated earlier by the parties, the term of the License Agreement will continue until the last licensed patent expires in all countries.

10. Stockholders’ Equity

Shelf Registration Statement

In May 2025, the Company filed a shelf registration statement on Form S-3 (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement permits: (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement (the “ATM Program”). Promptly following the filing of this Quarterly Report on Form 10-Q, the Company intends to file a prospectus supplement with the Securities and Exchange Commission to increase the maximum aggregate offering price that may be issued and sold under its ATM Program to $200.0 million

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

(the “ATM Prospectus Supplement”). The common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2025 Shelf Registration Statement. During the nine months ended September 30, 2026, the Company sold an aggregate of 3,140,522 shares of its common stock pursuant to the ATM Program for aggregate net proceeds of approximately $37.1 million. As of September 30, 2026, the Company had $36.4 million available for future issuances of common stock pursuant to the ATM Program, which does not take into account the additional amount that will become available upon the Company’s filing of the ATM Prospectus Supplement.

11. Stock-Based Compensation

Equity Incentive Award Plans

The number of shares of common stock available for issuance under the Company's 2021 Equity Incentive Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2026, the total number of shares available for future issuance was 4,277,291.

The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2025	13,757,773	$6.47
Granted	4,401,250	$9.79
Exercised	(184,916)	$4.62
Forfeited	(167,584)	$7.08
Balance at September 30, 2026	17,806,523	$7.31

Stock-based compensation expense has been reported in the Company's condensed statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,894	$1,674	$5,642	$5,010
General and administrative	2,157	1,916	6,200	6,104
Total	$4,051	$3,590	$11,842	$11,114

2021 Employee Stock Purchase Plan

The number of shares of common stock available for issuance under the Company's ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase and (ii) 1,200,000 shares; or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2026, the Company had issued 791,235 shares of the Company's common stock under the ESPP and had 2,661,273 shares available for future issuance.

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

Rent and related operating expenses recognized by the Company under the Lease and Lease Amendment during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$—	$217	$72	$654
General and administrative	—	70	25	215
Total expenses	$—	$287	$97	$869

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

Expenses recognized by the Company under the 2020 Consulting Agreement during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$60	$60	$180	$180
Total expenses	$60	$60	$180	$180

13. Leases

The Company amended the Lease in January 2026 via the Second Lease Amendment, which extended the lease term through December 2029 and reduced the base rent commencing on January 28, 2026, with an option to extend the lease term for a period of up to four years. As a result of the Second Lease Amendment, the Company recorded a $1.3 million increase in its right-of-use asset and operating lease liabilities during the three months ended March 31, 2026. Future minimum lease payments, the weighted-average remaining lease term and discount rate for the Lease as of September 30, 2026 are as follows (in thousands):

2026 (remaining three months)	$218
2027	898
2028	925
2029	952
Total future minimum lease payments	2,993
Less: Present value adjustment	(479)
Operating lease liabilities	$2,514
Weighted-average remaining lease term (years)	3.3
Weighted-average discount rate	10.7%

DESIGN THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

Rent expense for each of the three months ended September 30, 2026 and 2025 was $0.2 million. Rent expense for each of the nine months ended September 30, 2026 and 2025 was $0.7 million.

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

In May 2025, we reported results from a completed Phase 1, double-masked, placebo-controlled, randomized, SAD/MAD clinical trial evaluating the safety, tolerability and systemic PK of DT-168 ophthalmic solution in normal healthy volunteers. DT-168 eye drops were well-tolerated in all participants with a maximum dose of two 0.5% drops twice-daily for seven days. There were no serious adverse events, no ocular adverse events (AEs) and no treatment discontinuations due to AEs in the trial. All observed AEs were deemed not related to DT-168 by the trial investigator. In parallel with the Phase 1 trial, we conducted reference range studies which showed consistently different splicing in the corneal endothelium between unaffected eye donors and surgical samples from mutant TCF4 FECD patients, supporting the potential for corneal endothelium biomarkers as a clinical proof-of-concept measure of drug activity. We are conducting a Phase 2 biomarker trial of DT-168 to evaluate safety, tolerability, and corneal endothelium biomarkers in FECD patients who are scheduled for corneal transplant surgery, with data expected in 2027.

In the fourth quarter of 2025, we announced DT-818 as our GeneTAC® small molecule development candidate for the treatment of DM1. In preclinical studies, DT-818 has demonstrated a potential best-in-disease profile for DM1, including a greater than 90% reduction in toxic RNA foci in DM1 patient cells, corresponding splicing correction and selective targeting of mutant DMPK. In an actin repeat mouse model of DM1 (HSALR mouse model), DT-818 treatment resulted in improved myotonia and foci reduction. In tissue distribution studies in NHPs, DT-818 levels were observed to be at expected pharmacologic levels in key target tissues at well-tolerated doses. In the first half of 2026, we initiated dosing DM1 patients in a Phase 1 MAD trial of DT-818. The Phase 1 trial is an open-label study designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamic effects of multiple ascending doses of DT-818 in adults with DM1. We anticipate reporting data from this trial in 2027.

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

To date, we have incurred net losses and negative cash flows from operations since our inception and as of September 30, 2026 had an accumulated deficit of $355.1 million. Our cash, cash equivalents and investment securities balance as of September 30, 2026 was $208.6 million. Our net losses have resulted primarily from costs incurred in connection with organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies, clinical development activities, engaging in manufacturing for our development programs, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our operating expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$16,926	$14,589	$2,337
General and administrative	5,304	4,722	582
Total operating expenses	$22,230	$19,311	$2,919

Research and Development Expenses. The increase in research and development expenses compared to the same period of the prior year was primarily due to an increase in clinical activities and higher indirect expenses.

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

The following table summarizes our research and development expenses by program and other direct and indirect costs for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
FA	$4,745	$3,445	$1,300
FECD	513	1,579	(1,066)
DM1	3,348	—	3,348
Other direct	2,293	4,271	(1,978)
Indirect	6,027	5,294	733
Total research and development expense	$16,926	$14,589	$2,337

General and Administrative Expenses. The increase in general and administrative expenses was primarily due to a $0.5 million increase in employee compensation, including $0.2 million in stock-based compensation expenses, and $0.1 million in other expenses incurred during the three months ended September 30, 2026 as compared to the same period in 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our operating expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$47,693	$45,704	$1,989
General and administrative	16,420	15,594	826
Total operating expenses	$64,113	$61,298	$2,815

Research and Development Expenses. The increase in research and development expenses compared to the same period of the prior year was primarily due to an increase in clinical activities and higher indirect expenses.

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

The following table summarizes our research and development expenses by program and other direct and indirect costs for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
FA	$12,328	$10,851	$1,477
FECD	2,298	4,825	(2,527)
DM1	8,437	—	8,437
Other direct	6,992	14,025	(7,033)
Indirect	17,638	16,003	1,635
Total research and development expenses	$47,693	$45,704	$1,989

General and Administrative Expenses. The increase in general and administrative expenses was primarily due to a $0.6 million increase in professional services expenses and a $0.5 million increase in employee compensation, offset by a $0.3 million decrease in other expenses incurred during the nine months ended September 30, 2026 as compared to the same period in 2025.

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

As of September 30, 2026, we had $208.6 million of combined cash, cash equivalents and investment securities, a decrease of $11.2 million from the $219.8 million of cash, cash equivalents and investment securities at December 31, 2025. Further detail of the change in our cash and cash equivalents for the nine months ended September 30, 2026 and 2025 is summarized below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(47,333)	$(42,392)
Investing activities	7,656	34,496
Financing activities	38,073	421
Net decrease in cash and cash equivalents	$(1,604)	$(7,475)

Operating Activities. The increase in our net cash used in operating activities was primarily due to the $4.3 million increase in net loss for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Investing Activities. The decrease in net cash provided by investing activities was primarily due to a net decrease in cash provided from the maturities and purchases of our investment securities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. We have classified our investment securities as available-for-sale and all investments are made in accordance with our investment policy.

Financing Activities. The increase in net cash provided by financing activities was primarily due to sales of an aggregate of 3,140,522 shares of our common stock pursuant to the ATM Program for aggregate net proceeds of approximately $37.1 million during the nine months ended September 30, 2026. Additional financing activities included proceeds received from the issuance of common stock through our employee stock purchase plan and from employee stock option exercises.

Shelf Registration Statement

In May 2025, we filed a shelf registration statement on Form S-3 (the 2025 Shelf Registration Statement). The 2025 Shelf Registration Statement permits: (i) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination; and (ii) the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under our ATM Program. Promptly following the filing of this Quarterly Report on Form 10-Q, we intend to file a prospectus supplement with the Securities and Exchange Commission to increase the maximum aggregate offering price that may be issued and sold under our ATM Program to $200.0 million (the “ATM Prospectus Supplement”). The common stock that may be issued and sold under the ATM Program is included in the $300.0 million of securities that may be issued and sold under the 2025 Shelf Registration Statement. During the nine months ended September 30, 2026, we sold an aggregate of 3,140,522 shares of our common stock pursuant to the ATM Program for aggregate net proceeds of approximately $37.1 million. As of September 30, 2026, we had $36.4 million available for future issuances of common stock pursuant to the ATM Program, which does not take into account the additional amount that will become available upon our filing of the ATM Prospectus Supplement.

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

In February 2019, we entered into a Human Therapeutics Exclusive License Agreement, as amended in May 2026, (License Agreement) with the Wisconsin Alumni Research Foundation (WARF). Under the License Agreement, we licensed the exclusive, worldwide, royalty-bearing, sublicensable rights to certain WARF patents and the nonexclusive worldwide rights to certain know-how to develop and commercialize products for the prevention, diagnosis and treatment of disease. As consideration for the license, we agreed to pay an upfront fee of $0.3 million, which we immediately expensed as a research and development expense in our statements of operations as there was no alternative future use for the license.

For the nine months ended September 30, 2026, no payments were made pursuant to the License Agreement. In 2022, pursuant to the License Agreement, we paid $0.1 million to WARF upon the acceptance of an IND in the United States. We will be required to make further aggregate milestone payments of up to $17.5 million upon achievement of certain other regulatory and commercial milestones. We may also be required to pay royalties based on annual net product sales in the low single digits on our or our sublicensees’ net product sales on a country-by-country and product-by-product basis, and are subject to a minimum royalty of $0.1 million per calendar year upon first commercial product sale. Further, we may be required to pay sublicense fees in the mid-single digits percentage for fees, royalties or other payments earned from the granting of sublicenses to the WARF patents and know-how. The Company will recognize these milestone payments and royalties when paid or payable. There were no additional payments or royalties recorded through September 30, 2026.

We are responsible for reimbursing WARF for costs incurred in connection with prosecuting and maintaining patent rights that are specific to the License Agreement. Expenses recognized in connection with legal patent fees under this License Agreement were immaterial for the nine months ended September 30, 2026 and 2025.

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

During the year ended December 31, 2025, we recorded $0.1 million to research and development expenses related to regulatory milestones, which was included in accrued expenses and other current liabilities as of December 31, 2025 and paid during the three and nine months ended September 30, 2026. There were no additional payments or royalties recorded for the three and nine months ended September 30, 2026. We may be obligated to make aggregate regulatory milestone payments of up to $0.8 million for each product incorporating licensed patent rights and pay a royalty on worldwide net sales on a product-by-product basis. The Company will recognize these milestone payments and royalties when paid or payable.

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

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to business planning, organizing and staffing our company, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and nonclinical studies for our lead program in FA and our other development programs, early clinical development for our FA, FECD and DM1 programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. As a result, none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $58.1 million and $69.8 million for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2026, we had $208.6 million in cash, cash equivalents and investment securities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investment securities will be sufficient to fund our operating expenses and capital expenditure requirements for more than the next 12 months. However, we believe that our existing cash, cash equivalents and investment securities will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

We are conducting and plan to conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with Good Clinical Practices (GCP) requirements and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary.

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
•
risks relating to potential disruptions of our contracted manufacturing operations as a result of any potential shutdowns or other restrictions in operations due to impact from the public health crisis;
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

We may seek orphan drug designation for our product candidates in the future; however, we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union (EU), may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission may grant orphan designation after receiving the opinion of the European Medicines Agency’s (EMA’s) Committee for Orphan Medicinal Products provided that it can be established that the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, and that the condition affects not more than five in 10,000 persons in the EU when the application is made or that without incentives derived from orphan status, it is unlikely that marketing of the drug in the EU would generate sufficient returns to justify the investment needed to develop the drug, and no satisfactory method of diagnosis, prevention or treatment of the condition exists (or, if such a method exists, the drug must be of significant benefit to patients). There can be no assurance that the FDA or European Commission will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

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

We may seek Fast Track designation for some of our product candidates. If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product candidate may be eligible for Fast Track designation. The benefits of Fast Track designation include more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval, more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers, eligibility for Accelerated Approval and Priority Review, if relevant criteria are met, and rolling review for its NDA. Even with the Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The

FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In February 2023, the FDA approved omaveloxolone, a Nrf2 activator, for the treatment of FA in adults and adolescents aged 16 years and older and omaveloxolone was commercially launched by Reata Pharmaceuticals in June 2023. Reata Pharmaceuticals was acquired by Biogen in September 2023. We are also aware of a number of companies with active clinical-stage FA programs including (i) Graviton BioScience evaluating GV101, a ROCK2 inhibitor, (ii) Larimar Therapeutics evaluating CTI-1601, a cell penetrating peptide FXN recombinant fusion protein, (iii) Lexeo Therapeutics evaluating a cardiac targeted FXN gene therapy, (iv) Minoryx Therapeutics evaluating leriglitazone, a PPAR-gamma agonist, (v) PTC Therapeutics evaluating vatiquinone, a 15-lipoxygenase inhibitor, (vi) Solid Biosciences evaluating a recombinant AAV-based gene replacement therapy, and (vii) Voyager Therapeutics evaluating NBIB-223, an AAV-based gene therapy. In addition, several companies have stated that they have preclinical gene therapy programs for FA including Capsida Biotherapeutics and Papillon Therapeutics.

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

We may not be successful in our efforts to identify or discover additional product candidates in the future.*

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

Research programs to identify new product candidates require substantial technical, financial and human resources. If we are unable to identify suitable additional candidates for nonclinical and clinical development, our opportunities to successfully develop and commercialize therapeutic products will be limited.

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

Changes in methods of product candidate manufacturing may result in additional costs or delays.*

As product candidates progress through nonclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacture batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or nonclinical studies or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue. For instance, while DT-216 was generally well-tolerated and exhibited the ability to overcome the FXN transcription impairment that causes FA in the Phase 1 SAD clinical trial and the Phase 1 MAD clinical trial of DT-216P1, thrombophlebitis at the injection site was observed in patients in the Phase 1 MAD clinical trial of DT-216P1 and data from the Phase 1 MAD clinical trial for DT-216P1 suggests more sustained exposure to DT-216 is likely needed to achieve a more durable increase in FXN expression. Instead of advancing DT-216P1 through to Phase 2 in the second half of 2023 as originally planned, due to the potential benefits of improved exposure and concern for potential worsening of thrombophlebitis at the injection site at higher doses with multiple administration, we decided to pursue development of a potentially improved formulation using a novel and proprietary excipient with DT-216P2 which has shown improved properties, including favorable injection site tolerability that we believe better support the future clinical development and regulatory pathway for the drug substance, DT-216. It is possible that our product candidates may require additional formulation or drug substance changes in the future to support continued clinical development. In such event, our development timelines may be materially adversely impacted.

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

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of those product candidates, including in territories outside the United States or for certain indications. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third-party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our technologies, product candidates and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2026, we had 60 employees. In addition, we also utilize specialized contract research organizations for additional research and development personnel. Together with our employees, our team comprised approximately 128 full-time equivalents as of September 30, 2026. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, product development, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Risks Related to Government Regulation

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Although we do not currently have any products on the market, our operations may be, directly or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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
•
the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by the physicians described above and their immediate family members.
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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions and proposals, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, (1) directives to reduce agency workforce; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report, released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. In addition, the administration is pursuing other most-favored-nation drug pricing policies for certain prescription drugs. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

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

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations. We and our third-party CROs or other contractors or consultants are subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing or harvesting, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

The net proceeds from our initial public offering are being held in cash, cash equivalents and investment securities, primarily in money market funds invested in U.S. government agency securities and U.S. Treasury securities. These investments are made pursuant to our investment policy and we may further invest these funds in high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years until needed to fund our operations. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 26, 2021 and through September 30, 2026, we had used approximately $163.6 million of the net proceeds received from our initial public offering to support our operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There are no disclosures required by this Item 5, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 30, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed March 30, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed March 22, 2021).
5.1	Opinion of Cooley LLP.
23.1	Consent of Cooley LLP (included in Exhibit 5.1).
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

Design Therapeutics, Inc.

Date: November 4, 2026	By:	/s/ Pratik Shah, Ph.D.
Pratik Shah, Ph.D.
President, Chief Executive Officer and Chairperson
(Principal Executive and Financial Officer)